Form 10-Q
period 1996-06-23
QUAD SYSTEMS CORP /DE/
filed 1996-08-07
CIK 899823

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 23, 1996.

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission file number   0-21504


                            QUAD SYSTEMS CORPORATION


           DELAWARE                                          23-2180139
- -------------------------------                       ------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                     TWO ELECTRONIC DRIVE, HORSHAM, PA 19044
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (215) 657-6202
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of August 6, 1996, 4,240,848 shares of the registrant's Common Stock, $.03 par value, were outstanding.

                                    INDEX



PART I. FINANCIAL INFORMATION                                      PAGE NUMBER


ITEM 1.  Financial Statements

   Condensed Consolidated Balance Sheets at June 23, 1996 (Unaudited)
          and September 24, 1995........................................3

   Condensed Consolidated Statements of Income (Unaudited) for the
          three- and nine-month periods ended June 23, 1996
           and June 25, 1995............................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) for the
          nine-month periods ended June 23, 1996
           and June 25, 1995............................................5


   Notes to Condensed Consolidated Financial Statements.................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................8

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K...............................11

SIGNATURES..............................................................12

                            QUAD SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                     ASSETS


                                                               Jun. 23, Sept.24,
                                                                 1996      1995
                                                               -------   -------
                                                           (Unaudited) (Audited)
Current assets:
      Cash and cash equivalents ............................   $ 2,088   $ 1,454
      Accounts receivable, net .............................    16,055    17,330
      Inventories ..........................................    15,411    12,950
      Deferred income taxes ................................     2,213     2,230
      Other ................................................       950       610
                                                               -------   -------
                Total current assets .......................    36,717    34,574

Equipment and leasehold improvements
      at cost, less accumulated depreciation of $4,386
      at June 23, 1996 and $3,661 at September 24, 1995 ....     2,671     2,181
Deferred income taxes ......................................       716       730
Goodwill, net ..............................................     3,157     3,537
Other assets ...............................................       150       153
                                                               -------   -------
                                                               $43,411   $41,175
                                                               =======   =======

                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY


Current liabilities:
      Accounts payable .................................   $  4,904    $  5,146
      Accrued expenses .................................      1,797       1,730
      Accrued warranty and product installation costs ..      1,372       1,133
      Accrued commissions ..............................      1,052       1,142
      Employee compensation and related taxes ..........      1,391       1,118
      Securities litigation settlement payable .........      1,353        --
      Customer deposits ................................      1,060         487
      Current portion of long-term debt ................        700         700
      Deferred service revenue .........................        433         277
      Income taxes payable .............................        259         612
                                                           --------    --------
                Total current liabilities ..............     14,321      12,345

Long-term debt, less current portion ...................      1,925       2,450

Common stockholders' equity:
      Common Stock, par value $.03 per share;
           authorized shares: 15,000,000;
           shares issued: 4,254,423 at June 23, 1996
           and 4,210,858 at September 24, 1995 .........        127         126
      Additional paid-in-capital .......................     23,700      23,435
      Retained earnings ................................      3,672       2,966
      Foreign currency translation .....................       (158)         29
      Less treasury stock, at cost, 13,908 shares
            at June 23, 1996 and September 24, 1995 ....       (176)       (176)
                                                           --------    --------
                Total common stockholders' equity ......     27,165      26,380
                                                           --------    --------
                                                           $ 43,411    $ 41,175
                                                           ========    ========


                            QUAD SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                     Three-Month Period Ended   Nine-Month Period Ended
                                      -----------------------   -----------------------
                                       Jun. 23,      Jun. 25,    Jun. 23,     Jun. 25,
                                         1996          1995        1996         1995
                                      ----------   ----------   ----------   ----------

Net sales .........................   $   18,382   $   16,734   $   51,100   $   45,465
Cost of products sold .............       11,054       10,450       31,412       28,374
                                      ----------   ----------   ----------   ----------
          Gross profit ............        7,328        6,284       19,688       17,091

Operating expenses:
     Engineering, research and
          development .............        1,565        1,430        4,508        3,413
     Selling and marketing ........        3,102        2,921        8,766        7,650
     Administrative and general ...        1,365        1,082        3,811        2,917
                                      ----------   ----------   ----------   ----------
                                           6,032        5,433       17,085       13,980
                                      ----------   ----------   ----------   ----------
Income from operations ............        1,296          851        2,603        3,111
Interest expense,  net ............           24           49          177           70
Settlement of securities litigation        1,137           40        1,287           40
                                      ----------   ----------   ----------   ----------
Income before income taxes ........          135          762        1,139        3,001
Income tax expense ................           51          198          433          780
                                      ----------   ----------   ----------   ----------
Net income ........................   $       84   $      564   $      706   $    2,221
                                      ==========   ==========   ==========   ==========

Net income per share ..............   $     0.02   $     0.13   $     0.16   $     0.51
                                      ==========   ==========   ==========   ==========

Weighted average common and
     common equivalent shares .....    4,327,578    4,334,345    4,309,619    4,316,749
                                      ==========   ==========   ==========   ==========

                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                       Nine-Month Period Ended
                                                          ------------------
                                                          Jun.23,    Jun.25,
                                                           1996       1995
                                                          -------    -------
Operating Activities
Net income ............................................   $   706    $ 2,221
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization ...................     1,017        775
      Provision for losses on accounts receivable .....        (2)       159
      Provision for deferred income taxes .............        31       (488)
      Stock option compensation .......................         9         16
      Changes in operating assets and liabilities, net:
            Accounts receivable .......................     1,229       (811)
            Inventories ...............................    (2,509)    (2,083)
            Prepaid expenses and other assets .........      (337)      (151)
            Accounts payable ..........................      (242)     1,184
            Accrued expenses and litigation settlement      1,569       (530)
            Employee compensation and related taxes ...       273        (75)
            Customer deposits .........................       573        (26)
            Deferred service revenue ..................       156         75
            Income taxes payable ......................      (353)       (57)
                                                          -------    -------
Net cash provided by operating activities .............     2,120        209

Investing Activities
Net purchases of equipment and leasehold improvements .    (1,239)      (974)
Purchase of SMTech Limited, net of cash acquired ......      --       (3,308)
                                                          -------    -------
Net cash used by investing activities .................    (1,239)    (4,282)

Financing Activities
Common Stock issued under employee benefit plans ......       257        188
Proceeds from issuance of debt ........................      --        3,500
Principal payments on long-term debt ..................      (525)      (175)
                                                          -------    -------
Net cash provided (used) by financing activities ......      (268)     3,513

Effect of exchange rate changes on cash ...............        21        (33)
                                                          -------    -------

Net increase (decrease) in cash and cash equivalents ..       634       (593)
Cash and cash equivalents at beginning of period ......     1,454      2,592
                                                          -------    -------
Cash and cash equivalents at end of period ............   $ 2,088    $ 1,999
                                                          =======    =======

                            QUAD SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Quad Systems Corporation and its wholly-owned subsidiaries (the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that the Company's Annual Report on Form 10-K containing the Management's Discussion and Analysis of Financial Condition and results of operations and the financial statements and notes thereto for the fiscal year ended September 24, 1995 be read in conjunction with this current document.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position as of June 23, 1996, the consolidated results of operations for the three- and nine-month periods ended June 23, 1996 and June 25, 1995 and the consolidated cash flows for the nine-month periods ended June 23, 1996 and June 25, 1995 have been made.

Note 2 Inventories

The components of inventory consist of the following (in thousands):

                                                      Jun.23,           Sept.24,
                                                        1996               1995
                                                      -------            -------
Raw materials ............................            $ 7,937            $ 7,404
Work in process ..........................              3,563              1,510
Finished products ........................              3,911              4,036
                                                      -------            -------
                                                      $15,411            $12,950
                                                      =======            =======


Note 3 Supplemental Disclosures to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows (in thousands):


                                                                Jun.23,  Jun.25,
                                                                 1996      1995
                                                                ------    ------
Schedule of noncash activity:
Common Stock issued in purchase of SMTech Limited .........     $--       $  567
                                                                =====     ======
Restricted common stock issued upon conversion
   of  notes- 83,333 shares ...............................     $--       $  500
                                                                =====     ======

Cash paid during the year:
Interest paid .............................................     $ 247         89
                                                                =====     ======
Income taxes paid .........................................     $ 646     $1,328
                                                                =====     ======

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) (CONTINUED)


Note 4 Litigation

The Company has reached an agreement and executed final settlement documents with the plaintiffs in the securities litigation against the Company and certain other defendants pending in the U.S. District Court for the Eastern District of Pennsylvania. Under this agreement, the Company, together with its directors and officers liability insurer, will pay a $2,450,000 settlement. The agreement is subject to final court approval. Total cost (including legal fees) to the Company, net of the amount to be paid by such insurer, will be $1.5 million, of which $.2 million was expensed in fiscal year 1995. For the three- and nine-month periods ended June 1996, the Company recorded a provision of $1,137,000 ($.16 per share, net of tax) and $1,287,000 ($.19 per share, net of tax), respectively.

The Company has been named a defendant in a patent infringement lawsuit filed in Munich, Germany. The complaint alleges that the Company infringed on the plaintiff's patents relating to pick and place assemblers. The Company has responded with an action against the plaintiff in Munich, Germany seeking to have such plaintiff's patents invalidated. The Company believes the lawsuit to be without merit or that the Company has meritorious defenses and intends to defend itself against the lawsuit vigorously.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                        Three-Month Period     Nine-Month Period
                                               Ended                 Ended
                                         Jun.23,    Jun.25,    Jun.23,   Jun.25,
                                          1996       1995       1996       1995
                                         ------     ------     ------     ------
Net sales ..........................     100.0%     100.0%     100.0%     100.0%
Gross margin .......................      39.9       37.6       38.5       37.6
Engineering, research and
development ........................       8.5        8.5        8.8        7.5
Selling and marketing ..............      16.9       17.5       17.2       16.8
Administrative and general .........       7.4        6.7        7.5        6.5
Income from operations .............       7.1        4.8        5.1        6.8
Settlement of securities
litigation .........................       6.2        0.2        2.5        0.1
Income before income taxes .........       0.7        4.6        2.2        6.6
Net income .........................       0.5        3.4        1.4        4.9

Net sales for the three- and nine-month periods ended June 1996 increased 9.8% and 12.4% as compared to the same periods of the prior year. Sales of the "Q" Series of products represented approximately 31.4% and 21.0% of net sales for the three-month periods ended June 1996 and 1995, respectively, and 32.4% and 16.4% of net sales for the nine-month periods ended June 1996 and 1995, respectively. Sales of the "C" Series of products represented approximately 33.0% and 42.1% of net sales for the three-month periods ended June 1996 and 1995, respectively, and 31.3% and 44.8% of net sales for the nine-month periods ended June 1996 and 1995, respectively. The Company believes that sales of the "C" Series declined due to increased sales of "Q" series products, combined with an overall decrease in the Company's market share for such products as the performance of competitors' products has improved. International sales represented approximately 46.9% and 40.9% for the three- and nine-month periods ended June 1996, respectively and approximately 45.1% and 36.0% for the three- and nine-month periods ended June 1995, respectively.

Gross margins for the three-and nine-month periods ended June 1996 increased to 39.9% from 37.6% and to 38.5% from 37.6%, respectively, as compared to the same periods of the prior year. The improvement in gross margins was due to higher margins in the sale of peripherals and spare parts and in the printer and oven product lines, offset somewhat by a decrease in gross margins of the "Q" Series as a result of expanded sales to contract manufacturers which in turn has resulted in lower average configured selling prices. The Company anticipates that gross margins may decrease in the next fiscal quarter due to higher unit costs associated with anticipated shipments of new products and pricing pressures that could result from softening market conditions in the electronics industry.

Engineering, research and development expenses increased $135,000 or 9.4% and $1,095,000 or 32.1% for the three- and nine-month periods ended June 1996 over the comparable periods of the prior year. Expenses as a percentage of sales in the third quarter of fiscal 1996 remained constant at 8.5% as compared to the same period of the prior year. The overall increase in engineering, research and development expenses for the first nine months of fiscal 1996 reflects increased spending to support product development activities related to an expanded "Q" Series product line, the AVX 400 screen printer and the new "Profile" Series of reflow ovens. Engineering, research and development expenses are expected to decrease moderately in the three-month period ended September 1996.

Selling and marketing expenses increased $181,000 or 6.2% and $1,116,000 or 14.6% for the three- and nine-month periods ended June 1996 over the comparable periods of the prior year. Expenses as a percentage of sales in the third quarter of fiscal 1996 decreased to 16.9% from 17.5% as compared to the same period of the prior year. This decrease is largely due to decreased customer service costs related to supporting the "Q" Series during the product transition. The increases in selling and marketing expenses for the nine-month period ended June 1996 were primarily due to higher sales volume, higher advertising and trade show costs, a change in the Company's sales management structure and expenses incurred by the Company's subsidiary SMTech Ltd., which was acquired in January 1995. Commission rates are expected to increase in the next quarter as sales force personnel approach higher sales quota levels.

Administrative and general expenses increased $283,000 or 26.2% and $894,000 or 30.6% for the three- and nine-month periods ended June 1996 as compared to the same periods last year. Administrative and general expenses reflect overall expense increases associated with higher sales levels and increased expenses incurred by SMTech. The Company anticipates a moderate increase in spending for administrative and general expenses in the fourth quarter of fiscal 1996.

Income taxes of $51,000 and $433,000 amounted to an effective tax rate of 38.0% for the three- and nine-month periods ended June 1996 as compared to an effective tax rate of 26.0% in the same periods of the prior year. Income tax expense differs from the amount that would result from applying the Federal statutory tax rate to pretax income primarily due to the effect of state income taxes. The effective tax rates in the prior periods reflect the benefit of reductions in the valuation allowance associated with net operating loss and tax credit carryforwards.

Backlog

As of June 23, 1996, the Company's backlog of orders, based on purchase orders received and accepted by the Company, was $11.3 million compared to $8.4 million as of September 24, 1995 and $11.7 million as of June 25, 1995. Included in the June 25, 1995 backlog was approximately $1.7 million of orders from Samsung Aerospace Industries Ltd. which was not expected to repeat. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period of time and, therefore, backlog may not necessarily be indicative of future sales.

Settlement of Securities Litigation

The Company has reached an agreement and executed final settlement documents with the plaintiffs in the securities litigation against the Company and certain other defendants pending in the U.S. District Court for the Eastern District of Pennsylvania. Under this agreement, the Company, together with its directors and officers liability insurer, will pay an aggregate of $2,450,000 in settlement of all claims. The agreement is subject to final court approval of the fairness of the settlement terms. Total cost (including legal fees) to the Company, net of the amount to be paid by such insurer, will be $1.5 million, of which $.2 million was expensed in fiscal year 1995. For the three- and nine-month periods ended June 1996, the Company recorded a provision of $1,137,000 ($.16 per share, net of tax) and $1,287,000 ($.19 per share, net of tax), respectively.

Liquidity and Capital Resources

The Company's working capital as of June 23, 1996 was approximately $22.4 million, including cash balances of $2.1 million. At September 24, 1995, the Company had working capital of $22.2 million, including cash balances of $1.5 million. During the nine-month period ended June 1996, net cash provided by operations amounted to $2.1 million, principally due to revenues generated as part of net income, a decrease in accounts receivable and an increase in accrued expenses including the accrual for the litigation settlement payable, partially offset by an increase in inventories.

The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $8,000,000 and bears interest at the bank's base rate of interest or at LIBOR plus 1.40% when the outstanding balance is greater than $1,000,000. The Company pays a fee on the unused portion of the line of credit. This line of credit, which expires in February 1998, requires compliance with various customary operating and reporting covenants and the maintenance of certain financial ratios. As of June 23, 1996, there were no borrowings outstanding under this line of credit.

Samsung Agreement

Near the end of the third fiscal quarter, the Company reached an agreement with Samsung Aerospace Industries, Ltd. ("Samsung"). Under the terms of this agreement, Samsung has been licensed to become the sole supplier of component tape feeders, which are currently used on all of the Company's placement systems. The contract covers a six year period and requires Quad to purchase a minimum of 40,000 component tape feeders with the value of at least $6.8 million during the first two years of the contract. The number of tape feeders to be purchased during the remainder of the contract is to be negotiated. Samsung is to pay to Quad a total of $300,000 representing a combination of licensing fees and a reimbursement for expenses incurred in transferring technology to Samsung for use in production of the component tape feeders.

Patent Infringement Lawsuit

The Company has been informed that The Zevatech Group ("Zevatech") has filed a patent infringement lawsuit against the Company with the District Court of Munich, Germany. The complaint alleges infringement of German patents of Zevatech concerning pick and place assemblers made by the Company. The Company has responded with an action against Zevatech in the District Court in Munich, Germany, seeking to have such Zevatech patents invalidated. The Company believes the Zevatech's lawsuit to be without merit or that the Company has meritorious defenses and intends to defend itself against the lawsuit vigorously.

Forward Looking Statements

The discussions above includes certain forward looking statements regarding the Company's expectations of future sales, gross margins, operating expenses, product introductions and the settlement of securities litigation. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect realization of such expectations are variations in the level of order bookings which can be affected by general economic conditions and growth rates in the SMT circuit manufacturing industry, difficulties or delays in development or improvement of software functionality and performance, the timing of future software releases, product development delays, failure to respond adequately either to changes in technology or to customer preferences, risks of nonpayment of accounts receivable and inability to obtain court approval of the securities litigation settlement.

                          Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K.

      a. Exhibits

        10.1Agreement  dated June 20, 1996  between the  Registrant  and Samsung
            Aerospace Industries, Ltd.

      b. The Company did not file any reports on Form 8-K during the three-month period ended June 23, 1996.

                                  Signatures






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                QUAD SYSTEMS CORPORATION



Date: August 6, 1996                        By: \s\ Anthony R. Drury
                                                ------------------------------
                                                Anthony R. Drury
                                                Senior Vice President, Finance
                                                and Chief Financial Officer