Form 10-K
period 1996-09-29
QUAD SYSTEMS CORP /DE/
filed 1996-12-23
CIK 899823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 29, 1996

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to ___________________

                         Commission file number 0-21504


                            QUAD SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                             23-2180139
               --------                             ----------
 (State or other jurisdiction of      (I. R. S. Employer Identification Number)
  incorporation or organization)

 Two Electronic Drive, Horsham, Pennsylvania            19044
 -------------------------------------------            -----
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (215)  657-6202

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.03 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 18, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $38,683,107.*

As of December 18, 1996, 4,257,654 shares of common stock, $.03 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


None.

----------
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

                                     PART I

ITEM 1.   BUSINESS

General

Quad Systems Corporation (the "Company" or "Quad") designs, manufactures, markets and supports surface mount technology ("SMT") equipment used in the manufacture of printed circuit boards, primarily in low to medium volume production environments. The Company's assembly equipment facilitates and controls the handling and positioning of printed circuit boards and the precision placement of a broad range of electronic components. In conjunction with the Company's assembly equipment, the Company also offers component feeders, machine vision systems, and other peripherals. In addition, the Company sells turnkey systems incorporating the major elements of a complete surface mount production line: namely, a screen printer, an assembly system, a reflow oven and material handling conveyors. The Company designs and manufactures its own assembly systems, reflow ovens and screen printers and supplies material handling conveyors purchased from third party sources. From time to time, the Company examines the products it manufactures and those produced by third parties to determine whether the mix of products to be offered by the Company and those to be purchased from third party sources should be changed.

In SMT, printed circuit boards are prepared by screen-printing small quantities of solder paste on the numerous contact pads at the termination of each printed circuit board trace. Components are added to the printed circuit board by an assembly system that picks a component and precisely places it on trace terminations that have been so prepared with solder paste. Leads from each component, of which there may be as few as two or as many as several hundred, must be aligned with the contact pad to assure proper electrical connection. After the components are placed, the entire printed circuit board is heated to a temperature just above the melting point of the solder in the solder paste. The resulting reflow of the solder provides a permanent physical and electrical bond between each lead of each component and the pads and traces of the printed circuit board.

Products and Services

The Company offers a line of SMT process equipment and related services for the electronics manufacturing market. The products offered by the Company are sold as part of a turnkey system marketed by the Company under the "QuadLine" name or are sold separately and integrated with products offered by third parties into an SMT production line. Most of the Company's currently marketed SMT equipment is compatible with the Company's software and component handling subsystems and the Company attempts to provide suitable upgrade paths for its products.

Primary Surface Mount Assembly Equipment


       Product                           Capabilities                        Market Focus       Introduced
-------------------     --------------------------------------------    -------------------    ------------
Quad QSP-2              Limited range of fine pitch capability           Medium to                 1994
(part of the "Q"        "QuadAlign" component centering                  high volume market
Series)                 Placement rates of up to 14,000 components per
                        hour ("cph")

Quad QSX-1              Full range of fine pitch capability              Medium volume             1996
(part of the "Q"        Expandable to ultra-fine pitch capability        market and high
Series)                 High accuracy placement                          accuracy segment of
                        "QuadAlign" component centering                  the high volume
                        Placement rates of up to 7,000 cph               market



Quad IVcMk2 (part of    Full range of fine pitch capability              Low to medium             1994
the "C" Series)         High accuracy placement                          volume market
                        "QuadAlign" component centering
                        Placement rates of up to 3,600 cph per head

Quad IIc                Limited range of fine pitch capability           Low to medium             1994
(part of the "C"        "QuadAlign" component centering                  volume market
Series)                 Placement rates of up to 3,600 cph
                        Entry level system


"Q" Series of Products

Quad QSP-2
The QSP-2 is a high speed assembler with a limited range of fine pitch capabilities. The QSP-2 is the first Quad production assembler to utilize "QuadAlign", a component processing alignment system. QuadAlign allows the assembler to process fine pitch components "on-the-fly." The QSP-2's ability to place a large range of components provides flexibility in production line balancing, allowing easier optimization of production. All standard Quad component feeder systems and accessories are compatible with the QSP-2 and can be used in combination with the Company's docking feeder carts. The Quad QSP-2 is designed for applications with placement rates, depending upon customer applications, of up to 14,000 components per hour, while placing components ranging in size from very small passive components to large non-fine pitch components. Approximately 34% of the Company's fiscal 1996 net sales were attributable to sales of the "Q" Series including accessories.

Quad QSX-1
The Quad QSX-1 is a high-speed fine pitch component assembler, capable of placing ultra-fine pitch components. This precision system combines an advanced mechanical platform, direct linear drive motor system, coupled with an easy-to-use Windows(TM) based graphical user interface. Advanced features of the Quad QSX-1 include adaptive process control and QuadAlign. The Company began full production and shipments of the QSX-1 during the fourth fiscal quarter of 1996.

"C" Series of Products

Quad IVcMk2
The Quad IVcMk2 is a high-accuracy assembler, providing a full range of fine pitch capability, which incorporates QuadAlign. The Quad IVcMk2 is a modular assembly system that can be configured with a wide variety of accessories, designed to meet the specific processing requirements of Quad's customers. The Company believes that this modular design is also attractive to many SMT customers, who prefer an initial high capability system that can be upgraded as their production requirements change. The Quad IVcMk2 replaced the Quad IVc and the Quad IIIc (which were formerly part of the "C" Series). Approximately 30% of the Company's fiscal 1996 net sales were attributable to sales of the current "C" Series and its predecessors, including accessories.

The Quad IVcMk2 is designed to be configured as a single unit, with placement rates of up to 3,600 components per hour, or as a multiple headed system (usually with up to three heads), with placement rates increasing up to 9,600 components per hour, depending upon customer applications. The Company markets its two-headed and three-headed systems under the names Quad IVcMk2/136 and Quad IVcMk2/204, respectively. The Quad IVcMk2 is compatible with all accessories offered by the Company, including vision systems, software and a variety of feeders. The Company believes that the Quad IVcMk2 provides advantages from the standpoint of accuracy of its component positioning system and its superior vision system, as well as its ease and speed of programming, setup and changeover.

Quad IIc
The Quad IIc is an entry level system, providing a limited range of fine pitch capability. The Quad IIc is based on the original Quad IVc and uses QuadAlign. The Quad IIc includes a belt-driven system for positioning of the X and Y axes, while it maintains the precision advantage of linear glass scale encoders for positional accuracy.

The Quad IIc is a modular, mid-range assembly system, which can be configured with a wide variety of accessories designed to meet the specific processing requirements of Quad's customers. Components placed by the Quad IIc range from very small passive components, to multi-leaded, fine pitch component parts with lead spacing down to 15 mil. All of the Company's standard accessories and QuadVu vision systems are available as options for the Quad IIc. The Quad IIc offers large board capacity that may be configured in a standard workholder, an in-line board transport or a side shuttle configuration.

Reflow Ovens

Profile Series of Ovens
During fiscal 1996, the Company introduced a new series of high performance "Profile" reflow ovens, which features what the Company believes is an advanced airflow and thermal dynamics technology. Quad Profile Ovens feature cutting-edge QuadThermTM heating modules, designed to generate highly accurate thermal profiles. A carefully balanced airflow velocity and volume uniformity are used to maintain a repeatable and stable process. The resulting thermal stability allows for the high speed reflow of advanced multi-layer printed circuit boards that incorporate ball grid arrays, multi-chip-modules and fine pitch technology. The Profile Series production rates match up to the current highest pick and place placement rates, equating to a 60% increase in thermal transfer rates over conventional forced air reflow ovens. Each oven in the Profile Series offers a modular, expandable design intended to respond to customers' continually changing production needs. Plug-in heating modules can be configured and re-configured to accommodate up to 14 independently controlled heating zones within an oven enclosure. The oven's flexibility is further increased through each heating module's built-in exhaust capability. Ease of operation is further enhanced by the adoption of a light pen operator interface.


ZCR Ovens
The Company also sells convection dominant reflow ovens manufactured by its wholly-owned subsidiary Quad Europe Limited ("QEL"). These reflow ovens incorporate forced hot air, convection heat, utilizing recirculated hot air. Oven features include a passive pre-heat section and an integrated thermal profiling system. Based on a modular frame design, Quad's high mass, forced hot air, convection reflow ovens are available in three models.

All Quad reflow ovens feature high mass heating modules, automatic start up with zonal power up, closed loop conveyor speed control, four channel PCB thermal profiling, automatic data logging, pneumatic powered hood lift, powered exhaust system, signal light tower, computer system with easy-to-use graphic display operating software, Multi level password protection, computer controlled rail width adjustment for edge rail and combination belt/rail oven configurations. Additional process enhancing options such as battery backup power supply, top side cooling module, off load annunciator and UV curing module are available.

Screen Printers
The Company also sells screen printers manufactured by SMTech Limited ("SMTech"), a subsidiary of Quad, acquired in 1995 and located in Dorchester, England. These screen printers offer high precision, repeatable application of solder paste onto printed circuit boards. The Company offers screen printers in a range of products, starting with a basic, benchtop screen printer for use in small contract manufacturing. Quad also offers semi-automatic screen printers that have motorized conveyer rails, programmable stencil cleaners, and other options. In fiscal 1996, Quad introduced a new in-line screen printer, the AVX 400TM, which utilizes vision robotic roving cameras, under-screen cleaners, automatic paste dispensers and a Windows(TM) control system.

Material Handling Conveyors
Quad sells material handling conveyors manufactured by third parties. Such conveyors include circuit board loaders and unloaders, manual inspection stations and other conveyor systems. Conveyor systems automate the material transfer steps throughout the SMT assembly processing system.

QuadLine
The Company provides its customers with the major elements of turnkey SMT production lines, under the name "QuadLine," a service that integrates its full line of assembly equipment. The Company believes that offering the major elements of a turnkey production line system complements the Company's primary business of selling surface mount assemblers. The Company also believes that QuadLine enhances the Company's overall market position by providing customers a sole source of responsibility and service for, and increased compatibility among, the equipment in customers' assembly production lines. During fiscal 1996, sales of such systems accounted for approximately 30% of net sales.

Peripherals and Service

Component Feeders and Adhesive Dispensers
The Company manufactures a variety of tape, vibratory and waffle tray feeders. The Company's electronic tape feeders are available in 8mm, 12mm, 16mm, 24mm, 32mm, 44mm and 56mm formats and are compatible with all Quad assemblers. In addition, the Company offers a docking feeder cart that can be loaded with tape feeders off-line and rolled into place at the assembler when ready to use. This feature can greatly reduce the time involved in changing over the assembler from one printed circuit board to another.

The Company's waffle tray handler can present up to twenty different waffle trays to the assembler and is compatible with the Quad QSP-2, QSX-1, the Quad IVcMk2 and its predecessors and the Quad IIc. The Company's vibratory feeders are compatible with all of its assembly systems.

The Company also markets adhesive dispensers for the Quad IVcMk2. These dispensers enable components to be held in place prior to soldering.

QuadCare
QuadCare is the Company's integrated service and support program, offering complete coverage for preventive and unscheduled maintenance, including parts and labor, software and firmware upgrades, telephone consultations, application engineering support and periodic retraining. The provision of software and firmware upgrades under QuadCare permits existing customers to benefit from the Company's development activities both to improve the operation of the assembler and to provide support for additional peripheral equipment and modular enhancements.

Manufacturing

The Company's principal manufacturing activities consist of sub-assembly, final assembly and testing of the Company's products in Horsham, Pennsylvania, of reflow ovens in High Wycombe, England and of screen printers in Dorchester, England. Virtually all of the Company's printed circuit board and machine parts and some of the Company's sub-assemblies are manufactured by third parties. Logistical and sourcing assistance, technical training for testing and debugging and quality and assurance coordination is provided to the Company's subcontractors on an ongoing basis to ensure quality and low cost production.

The Company believes it is advantageous to use multiple sources for printed circuit boards, fabricated parts and other essential components and generally attempts to maintain more than one qualified vendor for the manufacture of each fabricated part used in production of the Company's products. Certain parts, however, currently are available from or have been subcontracted out to only one source. The Company purchases components from suppliers pursuant to standard purchase orders. Should the Company experience interruptions in any of these supplies, or increases in costs of essential components, production delays or cost increases could result, which might have a materially adverse effect on the Company's business. On occasion, the Company has experienced delays due to supply shortages, but such delays have not had a material adverse effect on the Company.

The Company provides its customers with a one year warranty on parts and labor on all products.

Sales and Marketing

The Company markets its products and services through a combination of a direct sales force, regional sales managers and manufacturers' representatives in the United States. At the end of fiscal 1996, the Company employed 33 people in sales and marketing, including 9 in direct sales and 13 manufacturers' representatives in the United States. In addition to the sales and service personnel located at the Company's headquarters in Horsham, Pennsylvania, the Company has sales or service personnel at 25 other locations in the United States.

Outside of the United States, the Company has a direct sales force in the United Kingdom and has sales representative arrangements with firms located in Brazil, Korea, Singapore (also covering Malaysia and Thailand), Hong Kong, China, Philippines, Australia and New Zealand, Israel and in several Western European countries. In connection with the SMTech acquisition, the Company also entered into a five-year consulting agreement with Mr. Dominique Henry, under which Mr. Henry advises the Company about prospective customers for the Company's products, principally in countries that comprised the former USSR or former member countries of the Warsaw Pact, which agreement expires in 1999.

Sales to customers outside of the United States represented approximately 43%, 39% and 33% of net sales in fiscal 1996, 1995 and 1994, respectively. The acquisition of QEL in fiscal 1993 enhanced the Company's presence in Europe, since QEL's manufacturing facilities are in England. The Company further expanded its activities in Europe with the acquisition of SMTech in 1995. The Company continues to increase its international selling efforts. During fiscal 1996, the Company penetrated the Japanese market with sales of the AVX 400 screen printer. For financial information on the Company's foreign operations, see Note 8 of Notes to Consolidated Financial Statements, incorporated herein.

Backlog

At the end of fiscal 1996, the Company's backlog of orders, based on purchase orders received and accepted, was $12.5 million, as compared to $8.4 million at the end of fiscal 1995. Backlog includes $5.8 million and $3.2 million of "Q" Series and "C" Series orders, respectively, at the end of fiscal 1996 and $3.3 million and $1.6 million of "Q" Series and "C" Series orders, respectively, at the end of fiscal 1995. The remainder of backlog consists of other products. The Company expects to ship all backlog orders outstanding at the end of fiscal 1996 during fiscal 1997. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period and since 1993, the Company has experienced a decrease in the lead times requested by customers. Therefore, backlog may not necessarily be indicative of future sales.

Engineering, Research and Development

The Company's product development activities focus on improving system features, including accuracy, reliability and flexibility, while increasing placement rates and yield. These efforts include improvement of manufacturing techniques and enhancement and development of software used in the Company's products. In addition, the Company seeks to develop process systems that support advances in component packaging and device design technologies. These efforts produced QuadAlign, a component processing alignment system used in many of the Company's products; new products such as the QSV-1 assembler (a "Q" series product, which will begin shipping during fiscal 1997); enhanced software functionality in "Q" series products and third party product integration software. These efforts may include obtaining additional research and development support from third parties.

Engineering, research and development is currently conducted at the Company's headquarters in Horsham, Pennsylvania, at QEL's headquarters in High Wycombe, England and SMTech's headquarters in Dorchester, England. Engineering, research and development expenses for fiscal 1996, 1995 and 1994 were approximately $6.2 million, $4.8 million and $4.3 million, respectively. This represented approximately 8.6%, 7.7% and 8.5% of net sales, for fiscal 1996, 1995 and 1994, respectively.

Competition

The markets in which the Company competes are characterized by intense competition, rapid technological and product changes, changing market requirements and significant expenditures for product and market development. The Company has a number of present and potential competitors in its markets, many of whom have more diverse product lines and greater financial, marketing and other resources than the Company. The Company's major domestic competitors are Amistar Corp., BTU International, Inc., Conceptronic, Inc., Contact Systems, Inc., Heller Industries, MPM Corporation, Universal Instruments, Inc. and Vitronics Corp. The Company's principal foreign competitors are DeK Printing Machines, Inc., Fuji Heavy Machinery Company; Mydata Automation, Inc.; Panasonic Factory Automation Division of Matsushita Electric Corporation of America; Phillips SMD Technology, Inc.; Siemens Factory Automation Inc.; and Zevatech, Inc.

The Company believes that the principal competitive factors in the segments of the surface mount assembly market in which it competes are price, performance, accuracy, flexibility, reliability, enabling technology, throughput and the ability to meet demand in a timely manner. The Company believes that it addresses these issues through its emphasis on quality control and investments in product development and production capacity.

Patents and Licenses

The Company holds two United States patents and expects to apply for additional patents for protection of technology under development by the Company, although there can be no assurance that any such patents will be issued or will be sufficient to protect the Company's competitive position. One patent, which expires in 2008, covers the Company's component centering system utilized on the Quad IIIc and the Quad 1000. The other patent, which was granted in 1996, covers the Company's non-contact component alignment subsystems, such as that used in most of the "C" Series and all of the "Q" Series products. Although the current patents and any other patents that may be obtained are considered valuable intellectual property, the Company believes that they are not determinative of any success the Company enjoys, which the Company believes depends principally upon engineering, marketing, service and manufacturing skills.

The Company enters into technology licensing arrangements with others when it believes it is appropriate to do so. In June 1996, the Company reached an agreement with Samsung Aerospace Industries, Ltd. ("Samsung"). Under the terms of this agreement, the Company granted an exclusive license (subject to certain exceptions as to the Company) to Samsung for Samsung to become the Company's sole supplier of component tape feeders, which are currently used on all of the Company's placement systems. The contract covers a six year period and requires Quad to purchase a minimum of 40,000 component tape feeders with a value of at least $6.8 million during the first two years of the contract. The number of tape feeders to be purchased during the remainder of the contract term is to be negotiated. Samsung is required to pay to Quad a total of $300,000, representing a combination of licensing fees and a reimbursement for expenses incurred in transferring technology to Samsung for use in production of the component tape feeders. The Company expects Samsung to begin to supply component tape feeders to the Company during fiscal 1997.

The Company believes that much of its important technology resides in its proprietary software and trade secrets. Insofar as the Company relies on trade secrets and unpatented knowledge to maintain its competitive position, there is no assurance that others may not independently develop similar technologies. In addition, although the Company executes non-disclosure agreements with its employees, selected vendors and others, there can be no assurance that secrecy obligations will not be breached. Any loss of such know-how or breach of such agreements could have a material adverse effect on the Company.

The Company owns a registered trademark for the name "Quad" in both the United States and Canada.

Employees

At the end of fiscal 1996, the Company employed 402 persons on a full-time basis. None of the Company's employees are represented by a labor union, and the Company has experienced no labor actions, although the Company has laid off personnel from time to time. Management considers its relations with its employees to be good.

ITEM 2.   PROPERTIES

The Company maintains its headquarters and principal manufacturing facility in a leased 40,000 square foot facility in Horsham, Pennsylvania. In August 1996, the Company entered into a ten-year lease for a 106,000 square foot facility located near its current headquarters. The move, which is expected to be completed in January 1997, will provide the Company increased capacity to allow for continued growth and the opportunity for increased efficiencies in its manufacturing operations. The facility is leased for a term ending November 2006, and the monthly rental for the space is approximately $65,000 plus taxes, insurance and maintenance costs, as opposed to approximately $22,000 per month for the Company's current location. The Company also leases an additional 20,000 square foot facility in Horsham for the service and training departments and assembly of component delivery systems. This lease expires in December 1996 and will not be renewed, as the functions will be consolidated at the Company's new facilities.

QEL occupies a 9,600 square foot facility in High Wycombe, England, for a term of 25 years with a current monthly rental of approximately $7,000 (at current exchange rates), plus taxes, insurance, maintenance and utilities. SMTech occupies a 19,000 square foot facility in Dorchester, England, for a term of 15 years with a current monthly rental of approximately $6,000 (at current exchange rates), plus taxes, insurance, maintenance and utilities. The Company believes that its existing facilities are adequate to meet its current needs.

ITEM 3.   LEGAL PROCEEDINGS

In March 1995, a shareholder of the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania (the "Action") against the Company, two of its executive officers and two of its directors (one of which was also sued as an executive officer) alleging that, during the period December 23, 1994 through March 7, 1995, the defendants knowingly or recklessly misrepresented or omitted material information about the Company, its prospects and earnings, and knowingly or recklessly misrepresented or omitted information about the status and operation of certain software used in the Company's products in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and common law. During fiscal 1996, the Company, to avoid the uncertainties of litigation and without admitting any wrongdoing with respect to any of the claims alleged in the Action, entered into a settlement agreement and related documents, which has received court approval. Under this agreement, the Company, together with its directors and officers liability insurer, paid an aggregate of $2,450,000 in settlement of all claims. Total cost

(including legal fees) to the Company, net of the amount paid by such insurer, was $1,467,000. During fiscal 1996 and 1995, the Company recorded a total of $1,287,000 and $180,000 of expenses, respectively, relating to the settlement of this litigation.

In July 1996, the Company was named a defendant in a patent infringement lawsuit filed by The Zevatech Group in Munich, Germany. The complaint alleges that the Company infringed on the plaintiff's German patents relating to pick and place assemblers. Management has responded with an action against the plaintiff in Munich, Germany seeking to have such plaintiff's patents invalidated. The Company believes the lawsuit to be without merit or that the Company has meritorious defenses and intends to vigorously defend itself against the lawsuit. Accordingly, no provision for this lawsuit was recorded during fiscal 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                EXECUTIVE OFFICERS, OTHER OFFICERS AND DIRECTORS

The executive officers, other officers and directors of the Company are as follows:


    Name                   Age                 Position
    ----                   ---                 --------
David W. Smith             54       President, Chief Executive Officer and Director
Joseph L. Gasper           49       Senior Vice President, Operations
Anthony R. Drury           54       Senior Vice President, Finance and Chief Financial Officer
Ian H. Henderson           40       Senior Vice President, European Operations
George M. Berkin           76       Vice President, Technology and Contracts
Stanley R. Luboda, Jr.     41       Vice President, Sales and Strategic Planning
Elmer A. O'Brien, Jr.      45       Vice President, Manufacturing
Craig C. Ramsey            43       Vice President, Product Assurance and Marketing
Steven R. Solometo         41       Vice President, Engineering
James R. Bergman           54       Director
Vahram V. Erdekian         48       Director
Robert P. Pinkas           43       Director
Lorin J. Randall           53       Director
David H. Young             49       Director


Directors hold office until the next annual meeting of the stockholders, or until their successors are duly elected and qualified. Officers are elected by and serve at the pleasure of the Board of Directors.

Mr. Smith has been President and Chief Executive Officer of the Company since May 1992. From February 1992 until May 1992, he was President and Chief Operating Officer of the Company, and from August 1991 until February 1992 he was Vice President, Engineering and Chief Operating Officer of the Company. He has been a member of the Board of Directors of the Company since October 1992.

Mr. Gasper has been Senior Vice President, Operations of the Company since October 1992. From October 1987 until October 1992, he was Vice President, Operations of the Company.

Mr. Drury has been Senior Vice President, Finance of the Company since December 1993. From January 1990 until December 1993, he was Vice President, Finance of the Company. Mr. Drury has also been Chief Financial Officer of the Company since January 1990.

Mr. Henderson was named the Company's Senior Vice President, European Operations in November 1996. Prior to November 1996, he was the Managing Director of Quad Europe Limited, a subsidiary of the Company.

Mr. Berkin was named Vice President, Technology and Contracts of the Company in July 1996. From November 1993 until July 1996, he was the Senior Staff Consultant to the President of the Company. Prior to November 1993, Mr. Berkin was the Vision System Consultant with the Company.

Mr. Luboda has been the Vice President, Sales and Strategic Planning since March 1996. From March 1994 until March 1996, he was the Director, Sales of MPM Corporation ("MPM"), a leading manufacturer of screen printers used in the SMT industry and a competitor of the Company. From March 1992 until March 1994, Mr. Luboda was MPM's Western Regional Sales Manager. Prior to March 1992, Mr. Luboda was Product Manager of Zevatech, Inc., a leading manufacturer of SMT assemblers and a competitor of the Company.

Mr. O'Brien has been Vice President, Manufacturing since October 1996. From June 1996 until October 1996, he was Vice President, Materials and Technical Support. From April 1995 until June 1996, Mr. O'Brien was Vice President, Manufacturing Services and Support. From August 1994 until April 1995, he was the Company's Vice President, Materials. From July 1993 until August 1994, Mr. O'Brien was Vice President,

Production of the Company. From July 1992 until July 1993, he served as the Company's Director of Manufacturing. Prior to July 1992, he was the Company's Manufacturing Manager.

Mr. Ramsey has been Vice President, Product Assurance and Marketing since January 1996. From November 1994 until January 1996, he was the Company's Vice President, Product Assurance. From July 1993 until November 1994, he was the Company's Vice President, Engineering. Prior to July 1993, he was the Company's Director of Engineering.

Mr. Solometo has been Vice President, Engineering since September 1995. From April 1995 until September 1995, he was the Company's Acting Vice President, Engineering. From November 1994 until April 1995, Mr. Solometo was an Engineering Manager of the Company. From January 1993 until November 1994, he was a Staff Software Engineer of the Company. From January 1991 until January 1993, Mr. Solometo was a Staff Software Engineer for Kulicke & Soffa Industries, Inc. ("K&S"). Prior to January 1991, he was a Senior Software Engineer for K&S.

Mr. Bergman has served on the Board of Directors of the Company since 1982. He has been a general partner responsible for venture capital investments of DSV Partners III and DSV Partners IV, venture capital firms, for more than five years. Since August 1996, Mr. Bergman has been a limited partner of Brantley Venture Management, Ltd. Since December 1996, he has also been the Vice President of Brantley Capital Corporation. Mr. Bergman is also a director of Maxim Integrated Products, Inc.

Mr. Erdekian has served on the Board of Directors of the Company since July 1996. Since October 1994, he has been Vice President, Manufacturing Product Operations of Bay Networks, a leader in the computer network industry. From September 1993 until October 1994, Mr. Erdekian was the Vice President, Manufacturing Operations of Wellfleet Communications, which merged with Synoptics Corporation to from Bay Networks in August 1994. Prior to September 1993, he was an operations consultant to private and public corporations.

Mr. Pinkas has served on the Board of Directors of the Company since 1982. Mr. Pinkas has been a general partner of Brantley Venture Partners, a venture capital firm, for more than five years. Since August 1996, Mr. Pinkas has been a general partner of Brantley Venture Management, Ltd. Mr. Pinkas is also a director of Gliatech, Inc. and Pediatric Services of America, Inc. Since December 1996, Mr. Pinkas has also been the Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Director of Brantley Capital Corporation. Mr. Pinkas was the Company's Treasurer from March 1982 until October 1987.

Mr. Randall has served on the Board of Directors of the Company since January 1988. Since January 1995, he has been the Vice President, Finance and Chief Financial Officer of CFM Technologies, Inc. From May 1994 until June 1995, Mr. Randall was the President and Chief Executive Officer of Greenwich Pharmaceuticals Incorporated ("GPI") (now known as Boston Life Sciences, Inc.). From September 1991 until May 1994, he was the Chief Financial Officer and Vice President of GPI. Mr. Randall was the Company's President and Chief Executive Officer from August 1988 until January 1990 and was the Company's Vice President, Operations and Chief Financial Officer from May 1985 until July 1988.

Mr. Young is the founder of the Company and has served on the Company's Board of Directors since its inception. Mr. Young has been the President of Two Technologies, Inc., a company which manufactures hand-held computers, for more than five years. Mr. Young served as the Company's President from its inception until October 1985.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "QSYS". The quarterly range of high and low sales prices for fiscal 1996 and 1995 are set forth below.

Fiscal 1996                                  High         Low
-----------                                  ----         ---
First Quarter                               $ 9.75      $ 6.50
Second Quarter                              $ 8.00      $ 5.88
Third Quarter                               $ 9.88      $ 6.38
Fourth Quarter                              $10.00      $ 7.00

Fiscal 1995
First Quarter                               $14.50      $10.00
Second Quarter                              $14.13      $ 7.38
Third Quarter                               $11.25      $ 7.50
Fourth Quarter                              $11.00      $ 8.50

Number of Holders of Common Stock

At December 18, 1996, there were approximately 123 stockholders of record of the Company's Common Stock. Based on information obtained from the Company's transfer agent, the Company believes that the number of beneficial owners of its Common Stock is approximately 2,200.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                           Year Ended September 30, (1)
                                                       ----------------------------------------------------------------
                                                          1996          1995         1994          1993          1992
                                                       ----------    ----------   ---------     ---------     ---------
Statement of Operations Data:                                       (In Thousands, Except Per Share Amounts)


Net sales                                                $ 71,591     $ 62,591     $ 50,776      $ 34,773      $ 20,029
Cost of products sold                                      43,912       39,537       29,721        19,964        12,915
                                                         --------     --------     --------      --------      --------
     Gross profit                                          27,679       23,054       21,055        14,809         7,114
Operating expenses:
     Engineering, research and development                  6,153        4,844        4,300         2,966         2,034
     Selling and marketing                                 12,076       10,276        8,313         5,947         3,038
     Administrative and general                             5,561        3,997        3,026         2,182           821
                                                         --------     --------     --------      --------      --------
        Total operating expenses                           23,790       19,117       15,639        11,095         5,893
                                                         --------     --------     --------      --------      --------
          Income from operations                            3,889        3,937        5,416         3,714         1,221
Interest (income) expense, net                                195          124         (103)           22            48
Settlement of securities litigation                         1,287          180         --            --            --
                                                         --------     --------     --------      --------      --------
Income before income taxes                                  2,407        3,633        5,519         3,692         1,173
Income tax expense (benefit)                                  915          945        1,336          (399)          167
                                                         --------     --------     --------      --------      --------
     Net income                                           $ 1,492     $  2,688     $  4,183      $  4,091      $  1,006
                                                         ========     ========     ========      ========      ========

Net income per share (2)                                  $  0.35     $   0.62     $  0.98       $   1.23      $   0.46
                                                         ========     ========     ========      ========      ========
Weighted average common and
     common equivalent shares (2)                           4,321        4,329        4,269         3,313         2,209

Balance Sheet Data:

Working capital                                          $ 23,317     $ 22,229     $ 19,074      $ 15,035      $  3,756
Total assets                                               43,823       41,175       29,919        23,969         9,159
Note payable and current portion of long-term debt            700          700          200             6           978
Long-term debt                                              1,750        2,450          300           502           502
Redeemable preferred stock                                   --           --           --            --          13,606
Common stockholders' equity (deficit)                      28,091       26,380       22,171        17,647        (9,505)

----------
(1) For ease of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September. Fiscal 1996, which ended on September 29, 1996, included 53 weeks and fiscal 1995 through 1992 which ended on September 24, 1995, September 25, 1994, September 26, 1993 and September 27, 1992, respectively, each included 52 weeks.

(2) Net income per share and weighted average common and common equivalent shares were calculated assuming that the Preferred Stock and accrued dividends were converted into Common Stock for all periods presented prior to the Company's initial public offering in May 1993. All outstanding Preferred Stock and accrued dividends in fact were converted into Common Stock on May 19, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For ease of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September 30. Fiscal 1996, which ended on September 29, 1996, included 53 weeks and fiscal 1995 and 1994, which ended on September 24, 1995 and September 25, 1994, respectively, each included 52 weeks. The following table sets forth for the years indicated certain financial data as a percentage of net sales:

                                                 Year Ended September 30,
                                              -----------------------------
                                               1996        1995        1994
                                              ------      ------       ----
Net sales                                     100.0%      100.0%      100.0%
Gross margin                                   38.7        36.8       41.5
Engineering, research and development           8.6         7.7        8.5
Selling and marketing                          16.9        16.4       16.4
Administrative and general                      7.8         6.4        6.0
Income from operations                          5.4         6.3       10.7
Income before income taxes                      3.4         5.8       10.9
Net income                                      2.1         4.3        8.2

Net Sales. The Company derives net sales from the sale of its assembly products and peripherals, reflow ovens, screen printers, the resale of products manufactured by third-parties and from services. Product sales are recorded upon shipment of products configured to meet customer application requirements. Net sales increased $9,000,000 or 14.4% in 1996 and $11,815,000 or 23.3% in 1995
over net sales in the respective preceding fiscal years. The increase in net sales was primarily attributable to increased total unit volumes and sales of newer products with higher average selling prices. The "Q" Series of products (QSP-2 and QSX-1) have higher average selling prices than the "C" Series of products (Quad IVcMk2, Quad IVc, Quad IIIc and Quad IIc). Net sales for 1996 included sales for a full year of the QSP-2 and sales of the QSX-1, for which no sales were recognized during the same period of the prior year. Sales of the "Q" Series of products represented approximately 34.4% and 16.6% of net sales in 1996 and 1995, respectively. The increase of the "Q" Series to 34.4% of net sales reflects increased market penetration and market acceptance of the QSP-2 and commencement of shipment of the QSX-1 product. Sales of the "C" Series of products represented approximately 30.0% and 43.4% of net sales in 1996 and 1995, respectively. The Company believes that the decrease in sales of the "C" Series is due to sales of the QSP-2 product and increased competition. The Company began shipments of another new product, the QSV-1, during fiscal 1997 and expects further decreases to sales of the "C" Series of products upon such introduction.

Net sales also included increased sales of screen printers and reflow ovens as the sales under "QuadLine" have continued to expand. "QuadLine" is the Company's marketing program offering the major elements of SMT production lines on a turnkey basis, including screen printers, assemblers and reflow ovens. During fiscal 1996, sales of such systems accounted for approximately 30% of net sales.

The Company continues to experience significant international growth. The Company derives its international sales from two wholly-owned foreign subsidiaries in the United Kingdom that both manufacture and sell product and from its U.S. operations. International sales increased to $30.6 million in 1996 from $24.2 million in 1995, an increase of 26.4%. International sales accounted for 42.8%, 38.6% and 32.5% of the Company's net sales for the years 1996, 1995 and 1994, respectively. The Company believes that international sales will continue to be a significant percentage of net sales.

In 1995, net sales increased $11,815,000 or 23.3% over 1994. The growth in net sales during 1995 was due to sales of the QSP-2, for which no sales were recognized during the same period of the prior year. Sales of the "Q" Series of products represented approximately 16.6% of net sales in 1995. Sales of the "C" Series of products represented approximately 43.4% of net sales in 1995 and 61.8% of net sales in 1994. The decrease in sales of the "C" Series, the Company believes, is due to the introduction of the "Q" Series and increased competition. 1995 net sales also included increased sales of screen printers resulting from the acquisition of SMTech Limited ("SMTech") in early 1995. In addition, sales of screen printers and reflow ovens also increased as sales under "QuadLine" expanded.

Sales results for any particular year may not be indicative of results for future years. The rate of technological change in the SMT industry, including advances in component packaging, device design technologies and required software development, together with intense competition, represent continuous pressures on the Company. Failure by the Company to respond in a timely fashion to such changes and competition, with enhanced products and marketing, would have a material adverse effect on the Company. The Company believes, based on press releases from the Company's competitors and information current in the marketplace, that the SMT industry is recently experiencing a softening in order bookings. With respect to the Company's near-term expectations, order quote activity to date in the first quarter of fiscal 1997 has been satisfactory, but consistent with the results announced by other competitors in the marketplace, the Company has experienced a softening in the rate of order bookings since the beginning of fiscal 1997. This recent softening in the rate of order bookings could adversely affect net sales and gross margins in the short-term as competition increases for those orders.

Gross Margin. Gross margin (gross profit as a percentage of net sales) increased to 38.7% in 1996 from 36.8% in 1995. Gross margin improved as a result of higher margins from sales of the "C" Series, screen printers and the absence of a provision for product returns and allowances relating to the "Q" Series, partially offset by lower margins on the "Q" Series. The Company believes the improvements on "C" Series gross margins are due to fewer sales of higher discounted multiple-headed "C" Series products. Gross margins on screen printer sales have improved, since the Company is no longer a reseller of screen printers after the acquisition of SMTech. "Q" Series gross margins decreased as a result of expanded sales to contract manufacturers, which in turn has resulted in lower average configured selling prices and due to low margins on the recently introduced QSX-1. The Company has historically experienced low margins on new product introductions pending establishment of initial market penetration and attainment of production levels to achieve economies of scale. The Company expects that increased shipments of new products, coupled with a softening of market conditions, will result in a decrease in gross margins during the first half of fiscal 1997 from the fourth quarter of 1996.

In 1995, gross margin decreased 4.7% to 36.8% from 41.5% in 1994. Gross margin was principally affected by additional warranty and retrofit costs and increased reserve provisions for product returns and allowances associated with the "Q" Series.

Engineering, Research and Development Expenses. Engineering, research and development expenses increased $1,309,000 or 27.0% in 1996 over the comparable year as a result of increased spending to support product development activities related to an expanded "Q" Series product line, the AVX 400 screen printer and the new "Profile" Series of reflow ovens.

During 1995, engineering, research and development expenses increased $544,000 or 12.7% over the preceding year due to the inclusion of R&D expenses incurred by SMTech, which was acquired in January 1995. However, expenses as a percentage of net sales decreased to 7.7% in 1995.

Selling and Marketing Expenses. Selling and marketing expenses increased $1,800,000 or 17.5% in 1996 as compared to last year. This increase was primarily due to expenses associated with higher sales volume, higher advertising and trade show costs, a change in the Company's sales and service management structure, increased hiring of personnel in support of international sales and higher spending in support of customer demonstrations.

During 1995, selling and marketing expenses increased $1,963,000 or 23.6% over the preceding year due principally to increased customer service costs related to increased sales volume, continued field support for the "Q" Series and from expenses incurred by SMTech subsequent to its acquisition. However, expenses as a percentage of sales remained constant at 16.4%.

Administrative and General Expenses. Administrative and general expenses increased $1,564,000 or 39.1% in 1996 over the preceding year reflecting increased employee compensation, a full year of expenses after the acquisition of SMTech, costs incurred in connection with the Company's planned relocation and consolidation to a new operating and manufacturing facility located near its current headquarters, increased operating costs associated with the expansion of SMTech into larger facilities, and legal costs associated with the patent litigation discussed below.

In 1995, administrative and general expenses increased $971,000 or 32.1% over the preceding year. Increased administrative and general expenses are primarily attributable to costs incurred by SMTech and overall increases associated with higher sales levels.

Income Tax Expense. The Company's effective income tax rate was 38.0%, amounting to $915,000 in 1996, 26.0%, amounting to $945,000 in 1995 and 24.2%, amounting to $1,336,000 in 1994. Income tax expense differs from the amount that would result from applying the Federal statutory tax rate to pretax income primarily due to permanent differences in taxable income versus book income, partially offset by benefits realized from the Company's foreign sales corporation. The income tax expense in 1995 and 1994 was reduced due to the effect of a reversal of the valuation allowance associated with net operating loss and tax credit carryforwards. The Company expects an effective tax rate of approximately 35% for 1997.

Liquidity and Capital Resources

The Company has financed its operations and capital purchases through cash flows from operations. During 1996, the Company generated approximately $3.2 million of cash flows from operations, despite the payment of approximately $1.3 million to settle the securities litigation lawsuit as described in Item 3. The primary factors contributing to the cash generated from operations were net income and a decrease in accounts receivable offset somewhat by an increase in inventory. Days sales outstanding decreased, despite increased sales, as the Company was able to collect certain receivables for which customers withheld payments pending satisfactory resolution of issues regarding the "Q" Series product software in the year of introduction. The Company's working capital increased to $23.3 million as of September 30, 1996, including cash balances of $2.6 million. At the end of fiscal year 1995, the Company had working capital of $22.2 million, including cash balances of $1.5 million.

The Company has an unsecured revolving line of credit agreement which permits borrowing up to a maximum of $8,000,000 and bears interest at the bank's base rate of interest (8.25% as of September 30, 1996) or, at the Company's option, LIBOR plus 1.40% when the outstanding balance is greater than $1,000,000. The Company pays a fee on the unused portion of the line of credit. This credit agreement expires in February 1998. This line of credit agreement also contains various operating and reporting covenants and requires maintenance of certain financial ratios. There were no amounts outstanding on the line as of September 30, 1996 and 1995.

The Company invested $1,559,000 in equipment and leasehold improvements in 1996 as compared to $1,077,000 in 1995. Significant expenditures included costs associated with a new operating facility at its SMTech subsidiary in England and upgraded computer hardware and software at its Horsham facility. In August 1996, the Company entered into a ten year lease for an office and manufacturing facility located near its Horsham facility. The move, which is expected to be completed in January 1997, will provide the Company additional capacity to allow for continued growth and the opportunity for increased efficiencies in its manufacturing operations. The Company therefore expects that 1997 capital additions will be somewhat higher than the 1996 level.

The Company believes that funds generated from operations, existing cash balances and borrowing capacity will be sufficient for the Company to meet its working capital needs through fiscal 1997.

To finance the SMTech acquisition in 1995, the Company obtained a $3,500,000 term loan under a Term Loan Agreement (the "Loan Agreement") with CoreStates Bank, N.A. ("CoreStates") and Summit Bank ("Summit") (formerly known as United Jersey Bank). The Loan Agreement provides for a five-year term, with principal payments of $175,000 to be made quarterly. The loan covenants under the Loan Agreement conform to the terms of the covenants applicable to the $8,000,000 line of credit agreement described above. The term loan is unsecured and bears interest at varying rates selected by the Company, either CoreStates' prime rate, CD rate or an applicable margin above LIBOR.

Backlog

As of September 30, 1996, the Company's backlog of orders, based on purchase orders received and accepted, was $12.5 million, as compared to $8.4 million as of September 30, 1995. Backlog includes $5.8 million and $3.2 million of "Q" Series and "C" Series orders, respectively, as of September 30, 1996 and $3.3 million and $1.6 million of "Q" Series and "C" Series orders, respectively, as of September 30, 1995. The remainder of backlog consists of other products. The Company expects to ship all backlog orders outstanding at September 30, 1996 during fiscal 1997. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period and since 1993, the Company has experienced a decrease in the lead times requested by customers. Therefore, backlog may not necessarily be indicative of future sales.

Settlement of Securities Litigation

In March 1995, a shareholder of the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania (the "Action") against the Company, two of its executive officers and two of its directors (one of which was also sued as an executive officer) alleging that, during the period December 23, 1994 through March 7, 1995, the defendants knowingly or recklessly misrepresented or omitted material information about the Company, its prospects and earnings, and knowingly or recklessly misrepresented or omitted information about the status and operation of certain software used in the Company's products in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and common law. During the year ended September 30, 1996, the Company, to avoid the uncertainties of litigation and without admitting any wrongdoing with respect to any of the claims alleged in the Action, entered into a final settlement agreement and related documents, which has received court approval. Under this agreement, the Company, together with its directors and officers liability insurer, paid an aggregate of $2,450,000 in settlement of all claims. Total cost (including legal fees) to the Company, net of the amount paid by such insurer, was $1,467,000. During the years ended September 30, 1996 and 1995, the Company recorded $1,287,000 ($0.19 per share, net of tax) and $180,000 ($0.03 per share, net of tax) of expenses, respectively, relating to the settlement of this litigation.

Samsung Agreement

In June 1996, the Company reached an agreement with Samsung Aerospace Industries, Ltd. ("Samsung"). Under the terms of this agreement, the Company granted an exclusive license (subject to certain exceptions as to the Company) to Samsung for Samsung to become the Company's sole supplier of component tape feeders, which are currently used on all of the Company's placement systems. The contract covers a six year period and requires Quad to purchase a minimum of 40,000 component tape feeders with a value of at least $6.8 million during the first two years of the contract. The number of tape feeders to be purchased during the remainder of the contract term is to be negotiated. Samsung is required to pay to Quad a total of $300,000, representing a combination of licensing fees and a reimbursement for expenses incurred in transferring technology to Samsung for use in production of the component tape feeders. The Company expects Samsung to begin to supply component tape feeders to the Company during fiscal 1997.

Patent Infringement Litigation

In July 1996, the Company was named a defendant in a patent infringement lawsuit filed by The Zevatech Group in Munich, Germany. The complaint alleges that the Company infringed on the plaintiff's German patents relating to pick and place assemblers. The Company has responded with an action against the plaintiff in Munich, Germany seeking to have such plaintiff's patents invalidated. The Company believes the lawsuit to be without merit or that the Company has meritorious defenses and intends to vigorously defend itself against the lawsuit.
Accordingly, no provision for this lawsuit was recorded during fiscal 1996.

Forward Looking Statements

The discussions above regarding the Company's expectations of future sales, gross margins, operating expenses, facilities relocation, product introductions, quote activity, order bookings, expected shipment dates, research and development, administration expenses and supply of tape feeders include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates in the SMT manufacturing industry, difficulties or delays in software functionality and performance, the timing of future software releases, product development delays or performance problems, failure to respond adequately either to changes in technology or to customer preferences, risks of nonpayment of accounts receivable, changes in budgeted costs, failures in sources of supply for tape feeders or failure to successfully defend itself against the patent infringement litigation.

Quarterly Result of Operations

The following is a summary of the quarterly results of operations for the years ended September 30, 1996 and 1995. This information is derived from unaudited financial statements of the Company that include, in the opinion of the Company, all adjustments, consisting of normal recurring accruals necessary for a fair presentation when read in conjunction with the financial statements of the Company.


                                              Fiscal 1996 Quarter Ended                      Fiscal 1995 Quarter Ended
                                 -----------------------------------------    --------------------------------------------------
                                 Sept. 30,  June 30,   Mar. 31,   Dec. 31,       Sept. 30,    June 30,    Mar. 31,    Dec. 31,
                                   1996       1996       1996       1995           1995         1995        1995        1994
                                   ----       ----       ----       ----           ----         ----        ----        ----
                                                              (In thousands, except per share amounts)
Net sales                         $20,491   $18,382    $15,834   $16,884         $17,126      $16,734     $14,277     $14,454
Gross profit                        7,991     7,328      6,472     5,888           5,963        6,284       5,216       5,591
Engineering, research and
     development                    1,645     1,565      1,528     1,415           1,431        1,430       1,178         805
Selling and marketing               3,310     3,102      2,930     2,734           2,626        2,921       2,340       2,389
Administrative and general          1,750     1,365      1,358     1,238           1,080        1,082         965         870
Income from operations              1,286     1,296        656       501             826          851         733       1,527
Net income                            786        84        354       268             467          564         590       1,067

Net income per share                $0.18     $0.02      $0.08     $0.06           $0.11        $0.13       $0.14       $0.25
Weighted average common and
     common equivalent shares       4,362     4,328      4,289     4,310           4,360        4,334       4,320       4,287


The following table sets forth for the quarters indicated the percentage of net sales represented by the indicated items:

                                            Fiscal 1996 Quarter Ended                      Fiscal 1995 Quarter Ended
                                 ------------------------------------------     --------------------------------------------
                                 Sept. 30,   June 30,   Mar. 31,   Dec. 31,     Sept. 30,   June 30,    Mar. 31,    Dec. 31,
                                   1996        1996       1996       1995         1995        1995        1995        1994
                                   ----        ----       ----       ----         ----        ----        ----        ----

Net sales                         100.0%      100.0%     100.0%     100.0%       100.0%      100.0%      100.0%      100.0%
Gross margin                       39.0%       39.9%      40.9%      34.9%        34.8%       37.6%       36.5%       38.7%
Engineering, research and
     development                    8.0%        8.5%       9.7%       8.4%         8.4%        8.5%        8.3%        5.6%
Selling and marketing              16.2%       16.9%      18.5%      16.2%        15.3%       17.5%       16.4%       16.5%
Administrative and general          8.5%        7.4%       8.6%       7.3%         6.3%        6.5%        6.8%        6.0%
Income from operations              6.3%        7.1%       4.1%       3.0%         4.8%        5.1%        5.1%       10.6%
Net income                          3.8%        0.5%       2.2%       1.6%         2.7%        3.4%        4.1%        7.4%



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required by this item are filed as exhibits hereto, are listed under Item 14(a)(1) and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is contained in Part I of the Form 10-K, and is hereby incorporated by reference thereto.


ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid and accrued during each of the last three fiscal years to the Company's Chief Executive Officer and each of the other persons serving as the Company's three other executive officers as of the end of the Company's last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                                                                            Compensation
                                                Annual Compensation            Awards
                                             ------------------------       ------------      All Other
                                               Salary          Bonus                        Compensation
    Name and Principal Position      Year        ($)            ($)         Options (#)        ($) (1)
    ---------------------------      ----        ---            ---         -----------        -------

David W. Smith                       1996      190,000        154,875           20,000           1,000
  President and Chief Executive      1995      169,731         22,500           10,000           1,000
  Officer                            1994      158,210        148,000            7,500             300

Joseph L. Gasper                     1996      130,000         88,500           10,000           1,000
  Senior Vice President,             1995      119,885         20,000            5,000           1,000
  Operations                         1994      115,402         85,000            3,750             300

Anthony R. Drury                     1996      125,000         88,500           10,000           1,000
  Senior Vice President, Finance     1995      113,885         11,000            5,000           1,000
  and Chief Financial Officer        1994      109,287         85,000            3,750             300

Stanley R. Luboda, Jr. (2)           1996       64,423         40,000           35,000          38,236
  Vice President, Sales and
  Strategic Planning


----------
(1) Consists of the Company's matching payments under its 401(k) Plan, except for Mr. Luboda, for whom the amount shown represents relocation benefits paid to him in connection with his joining the Company.

(2) Mr. Luboda joined the Company in March 1996, and his annualized base salary was expected to be approximately $125,000. In March 1996, Mr. Luboda was also granted 30,000 options in connection with his acceptance of employment with the Company.

Stock Option Grants

The following table sets forth certain information with respect to individual grants of stock options during the year ended September 30, 1996 to the Company's Chief Executive Officer and each of the Company's three other executive officers.

                                                                                   Potential Realizable Value
                                                                                     at Assumed Annual Rates
                                                                                   of Stock Price Appreciation
                                           Individual Grants                           for Option Term (1)
                                           -----------------                           -------------------

                               Number of     % of Total
                              Securities      Options
                              Underlying     Granted to    Exercise
                                Options      Employees      or Base
                                Granted      in Fiscal       Price      Expiration
          Name                  (#) (2)         Year        ($/SH)         Date          5% ($)         10%($)
          ----                  -------         ----        ------         ----          ------         ------


David W. Smith                   10,000         4.4%       $  9.00        11/2/05      $ 56,600        $143,437
                                 10,000         4.4%       $  7.50        7/18/06      $ 47,167        $119,531

                                 20,000         8.8%                                   $103,767        $262,968


Joseph L. Gasper                  5,000         2.2%       $  9.00        11/2/05      $ 28,300        $ 71,718
                                  5,000         2.2%       $  7.50        7/18/06      $ 23,584        $ 59,765

                                 10,000         4.4%                                   $ 51,884        $131,483

Anthony R. Drury                  5,000         2.2%       $  9.00        11/2/05      $ 28,300        $ 71,718
                                  5,000         2.2%       $  7.50        7/18/06      $ 23,584        $ 59,765

                                 10,000         4.4%                                   $ 51,884        $131,483


Stanley R. Luboda, Jr.           30,000        13.3%       $ 6.63         3/19/06      $124,993        $316,756
                                  5,000         2.2%       $ 7.50         7/18/06      $ 23,584        $ 59,765

                                 35,000        15.5%                                   $148,577        $376,521

----------
(1) Potential realizable value is based on the assumed annual growth rates compounded annually for the ten-year option term. The dollar amounts set forth under this heading are the result of calculations at the 5% and 10% assumed rates set by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the stock price of the Company.

(2) The options granted in November 1995 and July 1996, with terms of 10 years, vest and become exercisable on November 2, 2000 and July 18, 2001, respectively. The 30,000 options granted to Mr. Luboda in March 1996 vest in five annual installments beginning one year after the date of grant.

Stock Option Exercises and Holdings

The following table sets forth information relating to options exercised during the year ended September 30, 1996 by the Company's Chief Executive Officer and each of the Company's three other executive officers and presents the value of unexercised options held by such individuals as of September 30, 1996:


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                            Number of Unexercised            Value of Unexercised
                                                              Options at Fiscal             In-the-Money Options at
                                                                Year End (#)                Fiscal Year End ($) (2)
                                                                ------------                -----------------------
                              Shares         Value
                           Acquired on      Realized
          Name               Exercise       ($) (1)     Exercisable     Unexercisable    Exercisable     Unexercisable
          ----               --------       -------     -----------     -------------    -----------     -------------

David W. Smith                   -        $      -         121,667         85,833         $500,419         $182,081
Joseph L. Gasper                 -        $      -          42,167         36,083         $159,544         $ 62,331
Anthony R. Drury              5,000       $ 18,750          42,300         38,750         $160,375         $ 79,000
Stanley R. Luboda, Jr.           -               -              -          35,000         $      -         $ 87,500

----------
(1) Value realized is based upon the difference between the last sale price of the Company's Common Stock on The Nasdaq Stock Market on the dates of exercise and the exercise price of the options, multiplied by the number of shares acquired on exercise of the option.

(2) Total value of "in-the-money" unexercised options is based upon the difference between the last sale price of the Company's Common Stock on The Nasdaq Stock Market on September 30, 1996 ($9.25 per share) and each exercise price of the various "in-the-money options" held by such person, multiplied by the number of "in-the-money" option shares.


Compensation of Directors

Non-employee directors of the Company are paid a $1,000 fee for attendance at each meeting and a $250 fee for each telephonic meeting of the Board of Directors. The directors are also reimbursed for their out-of-pocket expenses incurred in connection with the meetings. Pursuant to the terms of the Company's 1993 Stock Option Plan (the "Plan"), each non-employee director, upon first being elected to the Board of Directors, is granted an option to purchase 3,000 shares of Common Stock, exercisable in three equal installments on the first three anniversary dates of the date of grant, at an exercise price equal to the fair market value of the shares on the date of grant, and each such director receives a grant of 1,000 shares with an exercise price determined on the same basis every year thereafter, which options becomes exercisable on the third anniversary of the date of grant. To date, each of Messrs. Bergman, Pinkas, Randall and Young has received under the Plan 6,000 options for their service as directors, at exercise prices ranging from $7.00 to $11.25. Upon the election of Mr. Erdekian to the Board of Directors, pursuant to the terms of the Plan, Mr. Erdekian was granted 3,000 options at an exercise price of $7.50.

Board Compensation Committee Report on Executive Compensation

              REPORT OF THE STOCK OPTION AND COMPENSATION COMMITTEE

The Company's compensation policy with respect to its executive officers reflects two basic principles. First, compensation should, to a significant extent, reflect the financial performance of the Company. Second, a portion of an executive officers' compensation should provide long-term incentives that will tie long-term rewards for the executive officers to increases in stockholder values. The Company has traditionally attempted to effect its compensation policy through three separate components: salary, bonus and stock options.

During July 1996, upon Mr. Erdekian's election to the Board, Mr. Pinkas resigned from the Committee and Mr. Erdekian was elected to fill the resulting vacancy. Annual salary increases were determined by the Committee consisting of Messrs. Bergman and Pinkas and bonus awards were determined after July 1996 by the committee consisting of Messrs. Bergman and Erdekian.

Annual Compensation

Annual cash compensation is comprised of a base salary and a bonus award. The Committee establishes annual salaries by evaluating individual performances and the level of the executive's responsibility and experience. In addition, the Committee considers marketplace valuations of comparable executives of other companies in the industry, comparable in size with the Company, although salary determinations have not been based upon any specific criteria of compensation. Nevertheless, the members of the Stock Option and Compensation Committee, who either are affiliated with venture capital firms (Messrs. Bergman and Pinkas) or a NYSE company (Mr. Erdekian) and have experience in setting compensation for companies in similar stages of development, believe that salaries of the executive officers in fiscal 1996 were modest, considering the scope of the Company's operations and the respective responsibilities and achievements of the executive officers. Annual adjustments in base salaries typically are made effective at the beginning of the fiscal year for which they are intended to apply and therefore reflect in large part prior year's business and individual performance achievements. During fiscal 1996, David W. Smith, President and Chief Executive Officer of the Company, received a salary increase of approximately twelve percent. Among the factors considered by the Committee were the following: the Company's recent improved results of operations; comparable compensation information from other public company CEO's, which indicated that Mr. Smith's salary was significantly below market; and the absence of any significant increase in Mr. Smith's base salary in the several preceding years. During fiscal 1996, salary increases for the other executive officers were between eight and ten percent, based on factors similar to those mentioned above.

Bonus awards are made pursuant to criteria established toward the beginning of each fiscal year. A portion of the bonus, which comprised approximately 70% of the maximum bonus payable during the 1996 fiscal year, is non-discretionary and in 1996 is based upon the Company's achievement of specified levels of net income determined by the Committee in the relevant fiscal year. The amount of bonus is subject to minimum and maximum specified levels of net income. The Company's net income was slightly less than the maximum net income level determined by the Committee; accordingly, approximately 90% of non-discretionary bonus levels were paid to the executives.

The remaining portion of the bonus is discretionary and is based on the Committee's judgment concerning the achievement by the executive officer of certain stated objectives specifically related to that executive's functional responsibilities. The executive officers received a range from 85% to 100% of the discretionary bonuses, based upon the Committee's assessment of the level of achievement with respect to the stated objectives. If maximum bonuses are awarded, the amounts are reduced by the amount of the Company's contributions to its 401(k) and profit sharing plans for the employee. The discretionary bonus for Mr. Smith was based on criteria that included, among others, (i) completion of new product developments; (ii) completion of a marketing and distribution restructuring strategic plan and (iii) improvement of working capital.

Long Term Compensation - Stock Options

The stock option component of the executive officers' compensation package is designed to provide incentive for the enhancement of stockholder value, since the full benefit of stock option grants will not be realized unless there has been appreciation in per share values over several years. In this regard, options have been granted at fair market value on the date of grant and vest in five years. The increase in options during fiscal 1996 was due to a change in the timing of the grant of options to the executive officers. Historically, the Committee had granted options annually in November. The options previously granted in November for 1996 were granted in July 1996.

Deferred Compensation Plan

The Company maintains a deferred compensation plan, pursuant to which certain executive officers may elect to defer a portion of their annual compensation. The participant's funds are invested among various investment vehicles designated by the plan administrators. Upon the death or retirement of a participant, the funds attributable to the participant (including any earnings on contributions) are distributed to the participant or the participant's beneficiary in a lump sum or in annual installments over various selected periods.

Qualifying Executive Compensation for Deductibility Under Provisions of the Internal Revenue Code

The Internal Revenue Code of 1986, as amended (the "Code"), provides that a publicly held corporation generally may not deduct compensation for its chief executive officer or each of certain other executive officers to the extent that such compensation exceeds $1,000,000 for the executive. The Committee intends to take such actions as are possible and appropriate to qualify compensation paid to executives for deductibility under the Code. In this regard, the Committee notes, however, that base salary and bonus levels are expected to remain well below the $1,000,000 limitation in the foreseeable future.


       JAMES R. BERGMAN      ROBERT P. PINKAS      VAHRAM V. ERDEKIAN


Performance Graph

The graph below compares the cumulative total stockholder return of the Company with the cumulative total return on the S & P 500 Stock Index and the Hambrecht & Quist Technology Index. Information relating to the Company begins on May 12, 1993 (the first date on which the Company's Common Stock was publicly traded).

                 COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN*
           AMONG QUAD SYSTEMS CORPORATION, THE S & P 500 INDEX AND THE
                       HAMBRECHT & QUIST TECHNOLOGY INDEX

                            5/12/93       9/93      9/94      9/95      9/96
                            -------       ----      ----      ----      ----
Quad Systems Corporation      100          197       200       126       128
S & P                         100          104       108       140       169
H & Q TECHNOLOGY              100          104       119       199       220

----------
* $100 invested on 5/12/93 in stock or on 4/30/93 in index-including reinvestment of dividends.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management and Principal Stockholders

The table below sets forth certain information as of December 18, 1996 regarding the beneficial ownership (as defined in regulations of the Securities and Exchange Commission) of Common Stock of (i) each director and executive officer of the Company; (ii) each nominee for director; (iii) all directors and executive officers as a group; and (iv) each person known to the Company to own beneficially 5% or more of its Common Stock. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the owners listed. Shares issuable pursuant to the exercise of stock options are included in the table below if such options are currently exercisable or exercisable by February 16, 1997 (60 days after the date above).

                                                    Number of      Percent
                  Name                                Shares       of Class
                  ----                                ------       --------

            James R. Bergman(1)                       52,254         1.2%
            Anthony R. Drury(1)                       65,556         1.5%
            Vahram V. Erdekian                         1,000          *
            Joseph L. Gasper(1)                       48,159         1.1%
            Ian H. Henderson(1)                       13,334          *
            Stanley R. Luboda,Jr.                       -             *
            Lorin J. Randall(1)                       31,338          *
            Robert P. Pinkas(1)                       37,890          *
            David W. Smith(1)                        148,684         3.5%
            David H. Young(1)                         45,000         1.1%
            All Directors and Executive              443,215        10.4%
            Officers as a group(1)(10 persons)
            FMR Corp.(2,4)                           421,700         9.9%
              82 Devonshire Street
              Boston, MA 02109
            Cowen & Company (3,4)                    227,000         5.3%
              Financial Square
              New York, NY 10005

----------

*    Less than 1%.

1. The amounts shown include shares covered by options exercisable within 60 days of December 18, 1996, as follows: 3,000 shares each, Messrs. Bergman, Randall, Pinkas and Young; 49,300 shares, Mr. Drury; 47,833 shares, Mr. Gasper; 10,001 shares, Mr. Henderson; 138,333 shares, Mr. Smith; and 257,467 shares, all directors and executive officers as a group.

2. FMR Corp., as the parent holding company of Fidelity Management and Research Company, its wholly-owned subsidiary, owns the shares reported. FMR Corp. has sole dispositive power with respect to all of the shares reported.

3. Cowen and Company has both shared dispositive and voting power with respect to all of the shares reported.

4. Based solely on information contained in filings with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the 1934 Act and other information available to the Company from The Nasdaq Stock Market.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1996, the Company purchased from Two Technologies, Inc. ("Two Technologies") certain hand-held computers used in the Company's products. David
H. Young, a director of the Company, is the President of Two Technologies. The Company paid a total of $82,208. Also during fiscal 1996, Two Technologies purchased SMT process equipment from the Company in amounts totaling $11,570. The Company's transactions with Two Technologies were made at prices and on terms comparable to other arms'-length purchases and sales by the Company and the Company believes that such was also the case with respect to Two Technologies' transactions with the Company.

During fiscal 1996, the Company received general contracting services for leasehold improvements at its Horsham facilities from a son of Joseph L. Gasper, the Senior Vice President, Operations of the Company. The amount paid in fiscal 1996 totaled $72,310. Mr. Gasper has informed the Company that, other than his familial relationship with his son, who does not reside in Mr. Gasper's household, Mr. Gasper has no direct or indirect interest in the services provided by his son to the Company.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.    Consolidated Financial Statements

      Report of Independent Auditors.
      Consolidated Balance Sheets as of September 30, 1996 and 1995. Consolidated Statements of Income for the Years Ended September 30, 1996, 1995 and 1994. Consolidated Statements of Common Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994.
      Consolidated Statements of Cash Flows for the Years Ended
      September 30, 1996, 1995 and 1994.
      Notes to Consolidated Financial Statements.

2.    Consolidated Financial Statement Schedule

      Schedule II - Valuation and Qualifying Accounts.

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is given in the Consolidated Financial Statements or Notes thereto, and therefore have been omitted.

3.    Exhibits

Exhibit No.
-----------

3.1 Certificate of Incorporation of the Registrant, as amended - Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 33-60588) filed with the Securities and Exchange Commission on May 7, 1993.

3.2      By-Laws of the Registrant, as amended - Incorporated by reference to
         Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-60588) filed with the Securities and Exchange Commission on April 5, 1993.

*        10.1 1986 Stock Option Plan, as amended - Incorporated by reference to
         Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (No. 33-71590) filed with the Securities and Exchange Commission on November 12, 1993.

*        10.2 1993 Stock Option Plan, as amended - Incorporated by reference to
         Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (No. 333-04755) filed with the Securities and Exchange Commission on May 30, 1996.

*10.3.1 Deferred Compensation Agreement dated September 30, 1994, between the Company and David W. Smith Incorporated by references to Exhibit 10.3.1 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995.

*10.3.2 Deferred Compensation Agreement dated September 30, 1994, between the Company and Anthony R. Drury - Incorporated by reference to Exhibit
         10.3.2 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995.

10.4.1 Agreement relating to the acquisition of capital shares in SMTech Limited, dated January 27, 1995, among the Company, Investech SA and Messrs. David Wheatley and Richard Willshere - Incorporated by reference to Exhibit 2.1 filed under the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1995.

10.4.2 Consulting agreement dated January 27, 1995, among the Company, Mr. Dominique Henry, Quad Europe Limited, Quad Holdings Limited and SMTech Limited - Incorporated by reference to Exhibit 2.2 filed under Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1995.

10.4.3 Term loan agreement dated January 24, 1995, among the Company, CoreStates Bank, N.A. and United Jersey Bank - Incorporated by reference to Exhibit 2.3 filed under Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1995.

10.4.4 Amendment to Term Loan Agreement dated as of December 4, 1995, between the Company and CoreStates Bank, N.A. and United Jersey Bank (now Summit Bank).

10.5.1 Lease dated May 23, 1989, between the Registrant and F.I.A. Profile Fund I, as amended Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-60588) filed with the Securities and Exchange Commission on April 5, 1993.

10.5.2 Lease dated August 27, 1996, between the Registrant and Marave Associates, L.P.

10.6 Agreement dated March 19, 1993, among the Registrant, A.S.Z. de Ferranti and Ferranti Limited, relating to the Registrant's acquisition of ZCR Limited (now Quad Europe Limited) - Incorporated by reference to
         Exhibit 10.5.1 to the Registrant's Registration Statement on Form S-1 (No. 33-60588) filed with the Securities and Exchange Commission on April 5, 1993.

10.7.1 Loan Agreement dated as of December 4, 1995, between the Company and United Jersey Bank (now Summit Bank) and CoreStates Bank, N.A.

10.7.2 Amendment to Loan Agreement dated as of September 29, 1996, between the Company and Summit Bank and CoreStates Bank, N.A.

10.7.3 Revolving Credit Loan Agreement dated as of February 23, 1994, between the Company and United Jersey Bank/South, N.A. - Incorporated by reference to Exhibit 10.5 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1994.

*10.8 401(k) Salary Reduction Plan and Trust dated October 1, 1989, as amended - Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 33- 60588) filed with the Securities and Exchange Commission on April 5, 1993.

10.9 Agreement dated November 1, 1993, between the Registrant and Samsung Aerospace Industries, Ltd. - Incorporated herein by reference to
         Exhibit 10.9 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993.

10.10 Agreement dated June 20, 1996 between the Registrant and Samsung Aerospace Industries, Ltd.- Incorporated herein by reference to Exhibit
         10.1 filed under Form 10-Q for the period ended June 23, 1996 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

*10.11 Quad Systems Corporation Employee Stock Purchase Plan, as amended - Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (No. 33-93436) filed with the Securities and Exchange Commission on June 13, 1995.

o 11     Statement regarding computation of per share earnings.

o 22     Subsidiaries of the registrant

o 23     Consent of Ernst & Young LLP.

(b)  Reports on Form 8-K

No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this report.

----------
* Constitutes compensatory plan or arrangement required to be filed as an exhibit to this form.

o    Filed herewith

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   QUAD SYSTEMS CORPORATION

                                   By:   /s/ David W. Smith
                                         -----------------------------
                                         David W. Smith, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/ David W. Smith            Principal Executive         December 20, 1996
---------------------------       Officer and Director
David W. Smith


    /s/ Anthony R. Drury          Principal Financial         December 20, 1996
---------------------------       and Accounting Officer
Anthony R. Drury


    /s/ James R. Bergman          Director                    December 20, 1996
---------------------------
James R. Bergman


    /s/ Vahram V. Erdekian        Director                    December 20, 1996
--------------------------
Vahram V. Erdekian


    /s/ Robert P. Pinkas          Director                    December 20, 1996
---------------------------
Robert P. Pinkas


    /s/ Lorin J. Randall          Director                    December 20, 1996
---------------------------
Lorin J. Randall


    /s/ David H. Young            Director                    December 20, 1996
---------------------------
David H. Young

                            QUAD SYSTEMS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors.....................................F-2

Consolidated Balance Sheets as of September 30,
1996 and 1995......................................................F-3

Consolidated Statements of Income for the
Years Ended September 30, 1996, 1995 and 1994......................F-4

Consolidated Statements of Common Stockholders'
Equity for the Years Ended
September 30, 1996, 1995 and 1994..................................F-5

Consolidated Statements of Cash Flows for the
Years Ended September 30, 1996, 1995 and 1994......................F-6

Notes to Consolidated Financial Statements.........................F-7

                         Report of Independent Auditors


Board of Directors and Stockholders
Quad Systems Corporation

We have audited the accompanying consolidated balance sheets of Quad Systems Corporation as of September 30, 1996 and 1995, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quad Systems Corporation at September 30, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
November 1, 1996

                            QUAD SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                     ASSETS


                                                                                  September 30,
                                                                                  -------------
                                                                               1996         1995
                                                                               ----         ----

Current assets:
      Cash and cash equivalents                                              $  2,636      $  1,454
      Accounts receivable, net of allowance for doubtful accounts-
          $633 and $818 at September 30, 1996 and 1995, respectively           15,076        17,330
      Inventory:
          Raw materials                                                         7,951         7,404
          Work in process                                                       3,400         1,510
          Finished goods                                                        4,961         4,036
                                                                             --------      --------
                                                                               16,312        12,950
      Deferred income taxes                                                     2,450         2,230
      Prepaid expenses and other current assets                                   825           610
                                                                             --------      --------
               Total current assets                                            37,299        34,574
Equipment and leasehold improvements:
      Machinery, equipment, and software                                        5,333         4,318
      Furniture and fixtures                                                      964           829
      Leasehold improvements                                                    1,055           695
                                                                             --------      --------
                                                                                7,352         5,842
      Less accumulated depreciation and amortization                           (4,865)       (3,661)
                                                                             --------      --------
                                                                                2,487         2,181
Deferred income taxes                                                             673           730
Goodwill, net of accumulated amortization                                       3,115         3,537
Other assets                                                                      249           153
                                                                             --------      --------
                                                                             $ 43,823      $ 41,175
                                                                             ========      ========

                            LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                       $  4,770      $  5,146
      Accrued expenses                                                          1,511         1,730
      Accrued warranty                                                          1,488         1,133
      Accrued commissions                                                       1,169         1,142
      Employee compensation and related taxes                                   1,861         1,118
      Customer deposits                                                         1,301           487
      Current portion of long-term debt                                           700           700
      Deferred service revenue                                                    732           277
      Income taxes payable                                                        450           612
                                                                             --------      --------
               Total current liabilities                                       13,982        12,345

Long-term debt, less current portion                                            1,750         2,450

Common stockholders' equity:
      Preferred Stock, par value $.01 per share; authorized shares:
          1,000,000; no shares issued at September 30, 1996 and 1995                -             -
      Common Stock, par value $.03 per share; authorized shares:
          15,000,000; shares issued: 4,255,022 and 4,210,858 at
           September 30, 1996 and 1995, respectively                              128           126
      Additional paid-in-capital                                               23,713        23,435
      Retained earnings                                                         4,458         2,966
      Foreign currency translation                                                (32)           29
      Less treasury stock, at cost, 13,908 shares at September 30, 1996
          and 1995                                                               (176)         (176)
                                                                             --------      --------
               Total common stockholders' equity                               28,091        26,380
                                                                             --------      --------
                                                                             $ 43,823      $ 41,175
                                                                             ========      ========

                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands, Except Share and Per Share Amounts)


                                                         Year Ended September 30,
                                                 ------------------------------------------
                                                    1996           1995           1994
                                                 ------------   ------------   ------------

Net sales                                          $ 71,591       $ 62,591       $ 50,776
Cost of products sold                                43,912         39,537         29,721
                                                   --------       --------       --------
          Gross profit                               27,679         23,054         21,055

Operating expenses:
     Engineering, research and
          development                                 6,153          4,844          4,300
     Selling and marketing                           12,076         10,276          8,313
     Administrative and general                       5,561          3,997          3,026
                                                   --------       --------       --------
                                                     23,790         19,117         15,639
                                                   --------       --------       --------
     Income from operations                           3,889          3,937          5,416
Interest expense                                        304            234             48
Interest income                                        (109)          (110)          (151)
Settlement of securities litigation                   1,287            180           --
                                                   --------       --------       --------
Income before income taxes                            2,407          3,633          5,519
Income tax expense                                      915            945          1,336
                                                   --------       --------       --------
     Net income                                    $  1,492       $  2,688       $  4,183
                                                   ========       ========       ========

     Net income per share                          $   0.35       $   0.62       $   0.98
                                                   ========       ========       ========

Weighted average common and
     common equivalent shares                     4,321,177      4,328,974      4,269,011
                                                  =========      =========      =========

                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF COMMON
                              STOCKHOLDERS' EQUITY
                      (In Thousands, Except Share Amounts)


                                                 Common Stock
                                            ----------------------   Additional                Foreign                 Common
                                               Shares                 Paid-in     Retained    Currency    Treasury   Stockholders'
                                            Outstanding    Amount     Capital     Earnings   Translation    Stock      Equity
                                            -----------    ------     -------     --------   -----------    -----      ------

Balance at October 1, 1993                   3,952,368     $  119     $21,535     $(3,905)    $   (32)     $ (70)      $17,647

Net income                                        --          --          --        4,183        --          --          4,183
Compensation expense related
     to the issuance of stock options             --          --           34        --          --          --             34
Common Stock issued under
     employee benefit plans                     33,701          1         118        --          --          --            119
Exercise of warrants                            35,227          1         105        --          --          --            106
Tax benefit related to stock
     options exercised                            --          --          107        --          --          --            107
Foreign currency translation adjustment           --          --          --         --            81        --             81
Treasury shares acquired                        (8,995)       --          --         --          --          (106)        (106)
                                            ----------      -----     -------     ------      -------      ------      -------
Balance at September 30, 1994                4,012,301        121      21,899        278           49        (176)      22,171

Net income                                        --          --          --       2,688         --          --          2,688
Compensation expense related
     to the issuance of stock options             --          --           20        --          --          --             20
Restricted Common Stock issued
     in purchase of SMTech Limited              50,372          1         566        --          --          --            567
Restricted Common Stock issued upon
     conversion of convertible notes issued
     in purchase of Quad Europe Limited         83,333          2         498        --          --          --            500
Common Stock issued under
     employee benefit plans                     50,944          2         187        --          --          --            189
Tax benefit related to stock
     options exercised                            --          --          265        --          --          --            265
Foreign currency translation adjustment           --          --          --         --          (20)        --            (20)
                                            ----------      -----     -------     ------     -------      ------       -------
Balance at September 30, 1995                4,196,950        126      23,435      2,966          29        (176)       26,380

Net income                                        --          --          --       1,492        --           --          1,492
Compensation expense related
     to the issuance of stock options             --          --           11        --          --          --             11
Common Stock issued under
     employee benefit plans                     44,164          2         259        --          --          --            261
Tax benefit related to stock
     options exercised                            --          --            8        --          --          --              8
Foreign currency translation adjustment           --          --          --         --          (61)        --            (61)
                                            ==========     ======     =======    =======     =======      ======       =======
Balance at September 30, 1996                4,241,114     $  128     $23,713    $ 4,458     $   (32)     $ (176)      $28,091
                                            ==========     ======     =======    =======     =======      ======       =======

                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                   Year Ended September 30,
                                                              ----------------------------------
                                                                 1996         1995       1994
                                                                 ----         ----       ----
Operating Activities
Net income                                                     $ 1,492     $ 2,688     $ 4,183
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
      Depreciation and amortization                              1,643       1,078         682
      Provision (recovery) for losses on accounts receivable      (153)        260         252
      Provision (recovery) for sales returns and allowances       (288)        643         (36)
      Provision for deferred income taxes                         (163)     (1,065)       (520)
      Stock option compensation                                     11          20          34
      Changes in operating assets and liabilities, net:
           Accounts receivable                                   2,419      (3,561)     (6,211)
           Inventory                                            (3,350)     (2,686)     (2,405)
           Prepaid expenses and other assets                      (311)         54        (187)
           Accounts payable                                       (376)      2,031         682
           Accrued expenses                                        451        (224)        540
           Employee compensation and related taxes                 743         175         327
           Customer deposits                                       814          54         192
           Deferred service revenue                                455          (1)        (60)
           Income taxes payable                                   (154)        411        (104)
                                                               -------     -------     -------
Net cash provided (used) by operating activities                 3,233        (123)     (2,631)

Investing Activities
Net purchases of equipment and leasehold improvements           (1,559)     (1,077)       (906)
Purchase of SMTech Limited, net of cash acquired                  --        (3,307)       --
Maturities of short-term investments                              --          --         3,949
                                                               -------     -------     -------
Net cash provided (used) by investing activities                (1,559)     (4,384)      3,043

Financing Activities
Proceeds from term loan incurred to purchase
      SMTech Limited                                              --         3,500        --
Principal payments on long-term debt                              (700)       (350)         (8)
Common Stock issued under employee benefit plans                   261         189         119
                                                               -------     -------     -------
Net cash provided (used) by financing activities                  (439)      3,339         111

Effect of exchange rate changes on cash and
      cash equivalents                                             (53)         30         (18)
                                                               -------     -------     -------

Increase (decrease) in cash and cash equivalents                 1,182      (1,138)        505
Cash and cash equivalents at beginning of year                   1,454       2,592       2,087
                                                               -------     -------     -------
Cash and cash equivalents at end of year                       $ 2,636     $ 1,454     $ 2,592
                                                               =======     =======     =======

                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                        September 30, 1996, 1995 and 1994


1.  Description of the Business

The Company designs, manufactures, markets and supports surface mount technology
(SMT) equipment, related peripherals and services used in the manufacture of printed circuit boards, predominantly in low to medium volume production environments.

2.  Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Quad Systems Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 financial statements.

Fiscal Year

For ease of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September. Fiscal 1996, which ended on September 29, 1996, included 53 weeks and fiscal 1995 and 1994, which ended on September 24, 1995 and September 25, 1994, respectively, each included 52 weeks.

Cash Flows

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Supplemental disclosure of cash flow information (in thousands):

                                                             Year Ended September 30,
                                                        --------------------------------
                                                           1996        1995       1994
                                                           ----        ----       ----
Schedule of noncash activity:
Restricted Common Stock issued in purchase of
      SMTech Limited                                    $   --       $  567      $ --
                                                        ========     ======      ======
Restricted Common Stock issued upon conversion
      of convertible notes issued in purchase of
      Quad Europe Limited -- 83,333 shares              $   --       $  500      $ --
                                                        ========     ======      ======
Tax benefit related to stock options exercised          $      8     $  265      $  107
                                                        ========     ======      ======
Treasury stock acquired in connection with
      warrant exercise                                  $   --       $ --        $  106
                                                        ========     ======      ======

Cash paid during the year for:
Interest                                                $    316     $  152      $   48
                                                        ========     ======      ======
Income taxes                                            $  1,183     $1,600      $1,973
                                                        ========     ======      ======


                            QUAD SYSTEMS CORPORATION
             Notes to Consolidated Financial Statements (Continued)
                        September 30, 1996, 1995 and 1994


Inventory

The Company values its inventory at the lower of cost (first-in, first-out method) or market.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation on assets is provided using the straight-line method over the estimated useful lives of the related assets.

Goodwill

Goodwill is amortized on a straight-line basis over ten years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If such review would indicate that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. Accumulated amortization was $828,000, $438,000 and $151,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

Product Warranty

The financial statements reflect accruals for potential product warranty claims based on the Company's claim experience. Such costs are accrued at the time sales are recognized.

Revenue Recognition

Revenue from the sale of products is generally recognized upon shipment. Service and support revenues are recognized over the life of the relevant contract on a straight-line basis. Such revenues were $1,276,000, $934,000 and $766,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

Income Taxes

The Company accounts for income taxes under the liability method, whereby, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

Foreign Currency Translation

The financial statements of the Company's United Kingdom subsidiaries are translated into U. S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Net assets are translated at current rates of exchange. Income and expense items are translated at the average exchange rate during the year. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the income statement. Net foreign currency transaction gains or losses are not material in any of the years presented.

Net Income per Share

Net income per share is calculated by dividing net income by the weighted average number of common and common equivalent shares (stock options, warrants and stock purchase plan shares) outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which will be effective for the Company's 1997 fiscal year. SFAS No. 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting rules under APB Opinion 25 "Accounting for Stock Issued to Employees" but with additional financial statement disclosure. The Company expects to continue to account for stock-based compensation arrangements under APB Opinion 25 and therefore does not expect SFAS No. 123 to have a material impact on its financial position, results of operations and cash flows.


3. Debt Obligations

Long-term debt consists of the following (in thousands):

                                                               September 30,
                                                               -------------
                                                              1996       1995
                                                              ----       ----
Term loan, requiring quarterly principal payments of
  $175,000, bears interest at the bank's prime rate or
  an applicable margin above LIBOR or the bank's CD
  rate (7.625% as of September 30, 1996) and matures
  in January 2000. The term loan contains various
  covenants and requires maintenance of certain ratios
  as defined in the loan agreement                           $2,450     $3,150
                                                             ------     ------
                                                              2,450      3,150
                                                                700        700
                                                             ------     ------
Less current portion                                         $1,750     $2,450
                                                             ======     ======

Maturities of long-term debt outstanding at September 30, 1996 are as follows:
$700,000-1997; $700,000-1998; $700,000-1999; $350,000-2000.

Since December 1995, the Company has had an unsecured revolving line of credit agreement which permits borrowing up to a maximum of $8,000,000 and bears interest at the bank's base rate of interest (8.25% as of September 30, 1996) or at LIBOR plus 1.40% when the outstanding balance is greater than $1,000,000. The Company pays a fee of .25% on the unused portion of the line of credit. This credit agreement expires in February 1998. The line of credit agreement restricts the payment or declaration of any dividends on an annual basis in excess of 50% of such years pre-tax income. This line of credit agreement also contains various operating and reporting covenants and requires maintenance of certain financial ratios. There were no amounts outstanding as of September 30, 1996. The weighted average interest rates on short-term borrowings for the years ended September 30, 1996 and 1995 were 8.69% and 8.75%, respectively.

Outstanding letters of credit, principally related to back an overdraft facility and medical insurance policy, amounted to approximately $279,000 at September 30, 1996.

4.  Commitments

As of September 30, 1996, the Company has the following commitments for future minimum lease payments under various operating leases for real estate and equipment (in thousands):

          1997                         $1,041
          1998                          1,016
          1999                            969
          2000                            960
          2001 and thereafter           5,830

Rent expense was $692,000, $497,000 and $401,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

In June 1996, the Company reached an agreement with Samsung Aerospace Industries, Ltd. ("Samsung"). Under the terms of this agreement, the Company granted an exclusive license (subject to certain exceptions in favor of the Company) to Samsung for Samsung to become the Company's sole supplier of component tape feeders, which are currently used on all of the Company's placement systems. The contract covers a six year period and requires Quad to purchase a minimum of 40,000 component tape feeders with the value of at least $6.8 million during the first two years of the contract. The number of tape feeders to be purchased during the remainder of the contract term will be negotiated. Samsung is required to pay to Quad a total of $300,000, representing a combination of licensing fees and a reimbursement for expenses incurred in transferring the Company's technology to Samsung for use in the production of the component tape feeders. The Company expects Samsung to begin to supply component tape feeders to the Company during fiscal 1997.

5.  Income Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):

                              Year Ended September 30,
                              ------------------------
                          1996          1995          1994
                          ----          ----          ----
Pretax income:
United States           $2,279        $2,817        $4,863
Foreign                    128           816           656
                        ======        ======        ======
                        $2,407        $3,633        $5,519
                        ======        ======        ======

Income tax expense for the fiscal years ended September 30, 1996, 1995 and 1994 consists of (in thousands):

                             Year Ended September 30,
                             ------------------------
                           1996         1995         1994
                           ----         ----         ----
Current:
          Federal        $   688      $ 1,619      $ 1,851
          State             --            211          353
          Foreign            358          389           28
                         -------      -------      -------
                           1,046        2,219        2,232
Deferred:
          Federal            (57)      (1,106)        (986)
          State               19         (135)         (59)
          Foreign            (93)         (33)         149
                         -------      -------      -------
                            (131)      (1,274)        (896)
                         =======      =======      =======
Income tax expense       $   915      $   945      $ 1,336
                         =======      =======      =======


A reconciliation of the Company's effective income tax rate to the federal statutory rate is as follows:

                                                     Year Ended September 30,
                                                     ------------------------
                                                1996        1995         1994
                                                ----        ----         ----
 Federal statutory rate                         34.0%        34.0%        34.0%
Change in valuation allowance for
     deferred tax assets                        2.1%       (14.6%)      (14.0%)
State taxes, net of federal benefit            (1.0%)        1.8%         3.5%
Permanent- goodwill                             5.5%         2.7%         0.6%
Permanent- other                                2.0%         1.3%         0.4%
Foreign sales corporation benefit              (5.8%)       (1.3%)        --
Research and development tax credit            (2.1%)        --           --
Other                                           3.3%         2.1%        (0.3%)
                                              =====        =====        =====

Effective tax rate                             38.0%        26.0%        24.2%
                                              =====        =====        =====

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                               September 30,
                                                            ------------------
                                                             1996       1995
                                                             ----       ----
Deferred tax assets:
    Net operating loss carryforwards                       $   372    $   656
    Research and development tax credit carryforwards          407        357
    Investment tax credit carryforwards                         55         55
    Alternative minimum tax credit carryforwards                29         29
    Inventory and accounts receivable reserves               1,447      1,334
    Warranty accruals                                          374        228
    Deferred service revenue                                   331        105
    Commission accruals                                         12        207
    Deferred compensation                                       84       --
    Other                                                      133         68
                                                           -------    -------
Total deferred tax assets                                    3,244      3,039
Valuation allowance for deferred tax assets                    (50)      --
                                                           -------    -------
Deferred tax assets, net                                     3,194      3,039
Deferred tax liability:
    Prepaid expenses                                            71         79
                                                           =======    =======
Net deferred tax assets                                    $ 3,123    $ 2,960
                                                           =======    =======

At September 30, 1996, the Company has the following net operating loss and tax credit carryforwards (in thousands):

                                        Amount      Expiration Date
                                        ------      ---------------
Federal net operating loss              $  948       2001 to 2005
State net operating loss                   760       1997
Research and development tax credit        407       2002 to 2005
Foreign net operating loss                   3       indefinite
Investment tax credit                       55       1997 to 2001
Alternative minimum tax credit              29       indefinite

The initial public offering in May 1993 resulted in an "ownership change" as defined in Internal Revenue Code Section 382 that resulted in the Company being subject to an annual limitation on the benefits that can be realized through the use of its pre-offering net operating loss and tax credit carryforwards. The net operating loss and other tax credit carryforwards are limited to offset only the taxes that otherwise would be due on approximately $1,120,000 of taxable income per year.

6.  Common Stockholders' Equity

Stock Option Plans
The Company has adopted stock option plans, as amended (the "Plans"), under which incentive stock options and non-incentive stock options may be granted to employees and other qualified individuals. The Plans provide that the option price shall not be less than the fair market value of the shares on the date of grant and that no portion of the option may be exercised beyond ten years from that date. Options vest as determined by the Committee. The Plans provide for full vesting of the option in the event there is a Change of Control (as defined in the Plans). The Stock Option and Compensation Committee of the Board of Directors (the "Committee") has the authority to determine the number, terms and type of stock options to be granted. In fiscal 1996, the 1986 Stock Option Plan expired.

Changes in the number of outstanding options and number of available shares for grant under the Plans are summarized as follows:

                                            Number of shares
                                        ------------------------
                                                       Under       Option price
                                        Available      option       per share
                                        ---------      ------       ---------

Outstanding, October 1, 1993              43,013      534,822      $3.00-$9.25
     Additional shares reserved for
          issuance                       300,000         --                --
     Granted                             (84,200)      84,200      10.25-14.00
     Exercised                              --        (33,701)       3.00-9.25
     Canceled                              1,500       (1,500)            9.25
                                        --------     --------      -----------
Outstanding, September 30, 1994          260,313      583,821       3.00-14.00
     Granted                            (147,250)     147,250       8.00-13.75
     Exercised                              --        (50,944)      3.00-10.25
     Canceled                             35,580      (35,580)      3.00-13.75
                                        --------     --------      -----------
Outstanding, September 30, 1995          148,643      644,547       3.00-14.00
     Additional shares reserved for
          issuance                       300,000         --               --
     Granted                            (232,000)     232,000        6.63-9.00
     Exercised                              --        (11,064)       3.00-7.00
     Canceled                             81,213      (81,213)      3.00-13.75
     Shares expired from 1986 plan       (32,331)        --               --
                                        ========     ========     ============
Outstanding, September 30, 1996          265,525      784,270     $3.00-$14.00
                                        ========     ========     ============


At September 30, 1996, options to purchase 301,797 shares at prices ranging from $3.00 to $14.00 per share were exercisable.

Employee Stock Purchase Plan

The Company has adopted an employee stock purchase plan under which the sale of 150,000 shares of its Common Stock has been authorized. The stock purchase plan is based on six-month offering periods and no more than 30,000 shares of Common Stock are available for purchase during each offering period. Shares are purchased at the end of each offering period at 85% of the fair market value of the shares on the first or last day of the offering period, whichever is lower. Eligible employees may authorize payroll deductions not to exceed the lesser of 10% of their compensation or $2,500 during each six-month offering period. Under the plan, 33,100 shares were issued at an average price of $6.85 during the year ended September 30, 1996.

Preferred Stock

Under the Company's Certificate of Incorporation, the Company may issue up to 1,000,000 shares of preferred stock with such rights, designations and preferences as the Company's Board of Directors may determine, prior to issuance of any shares of such preferred stock. The Company to date has not issued any shares of its authorized preferred stock.

7.  Employee Benefit Plan

The Company sponsors an employee savings plan that provides for eligible employees to make pre-tax contributions up to 15% of eligible compensation, subject to certain limitations imposed by Section 401(k) of the Internal Revenue Code. The Company matches 50% of the first 4% of the employee's compensation, up to a maximum of $1,000 per year. In addition, the Company made discretionary contributions representing 2% of net income to the plan in each of the three years in the period ended September 30, 1996. The Company's total contributions were approximately $184,000, $168,000 and $127,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

8.  Segment Reporting

The Company, operating in a single industry segment, designs, manufactures, markets and supports SMT assembly equipment and related peripherals. The Company's operations by geographic area are as follows (in thousands):



                                         United
                                         States       Europe       Eliminations    Consolidated
                                         ------       ------       ------------    ------------
Year ended September 30, 1996:
Total net sales:
     Unaffiliated customers             $50,448       $21,143       $   --           $71,591
     Interarea transfers                 12,541         5,780        (18,321)           --
                                                                                     =======
           Total                        $62,989       $26,923       $(18,321)        $71,591
                                        =======       =======       ========         =======
Income from operations                  $ 5,048       $   329       $ (1,488)        $ 3,889
                                        =======       =======       ========         =======
Total assets                            $44,925       $10,355       $(11,457)        $43,823
                                        =======       =======       ========         =======

Year ended September 30, 1995:
Total net sales:
     Unaffiliated customers             $48,301       $14,290       $   --           $62,591
     Interarea transfers                  8,780         3,734        (12,514)           --
                                        =======       =======       ========         =======
           Total                        $57,081       $18,024       $(12,514)        $62,591
                                        =======       =======       ========         =======
Income from operations                  $ 3,232       $   889       $   (184)        $ 3,937
                                        =======       =======       ========         =======
Total assets                            $41,746       $ 9,423       $ (9,994)        $41,175
                                        =======       =======       ========         =======

Year ended September 30, 1994:
Total net sales:
     Unaffiliated customers             $42,194       $ 8,582       $    --          $50,776
     Interarea transfers                  5,124         1,165       $  (6,289)           --
                                        -------       -------       ---------        -------
           Total                        $47,318       $ 9,747       $  (6,289)       $50,776
                                        =======       =======       =========        =======
Income from operations                  $ 4,943       $   704       $    (231)       $ 5,416
                                        =======       =======       =========        =======
Total assets                            $28,381       $ 3,365       $  (1,827)       $29,919
                                        =======       =======       =========        =======


Interarea transfers primarily represent sales to and from the Company's United Kingdom subsidiaries. These transfers are made at prices to recover cost, plus an appropriate markup for profit, and have been eliminated from consolidated net sales.

Sales by geographic area made by the Company's United States operations are as follows (in thousands):

                                    Year Ended September 30,
                                    ------------------------
                            1996             1995            1994
                            ----             ----            ----

United States             $40,944          $38,433          $34,273
Pacific                     5,644            5,043            4,992
Canada and Latin
     America                3,860            4,568            2,527
Other                        --                257              402
                          -------          -------          -------
                          $50,448          $48,301          $42,194
                          =======          =======          =======

9.  Litigation

In March 1995, a shareholder of the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania (the "Action") against the Company, two of its executive officers and two of its directors (one of which was also sued as an executive officer) alleging that, during the period December 23, 1994 through March 7, 1995, the defendants knowingly or recklessly misrepresented or omitted material information about the Company, its prospects and earnings, and knowingly or recklessly misrepresented or omitted information about the status and operation of certain software used in the Company's products in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and common law. During the year ended September 30,1996, the Company, to avoid the uncertainties of litigation and without admitting any wrongdoing with respect to any of the claims alleged in the Action, entered into a final settlement agreement and related documents, which has received court approval. Under this agreement, the Company, together with its directors and officers liability insurer, paid an aggregate of $2,450,000 in settlement of all claims. Total cost (including legal fees) to the Company, net of the amount paid by such insurer, was $1,467,000. During the years ended September 30, 1996 and 1995, the Company recorded $1,287,000 and $180,000 of expenses, relating to the settlement of this litigation, respectively.

In July 1996, the Company was named a defendant in a patent infringement lawsuit filed by The Zevatech Group in Munich, Germany. The complaint alleges that the Company infringed on the plaintiff's German patents relating to pick and place assemblers. The Company has responded with an action against the plaintiff in Munich, Germany seeking to have such plaintiff's patents invalidated. Management believes the lawsuit to be without merit or that the Company has meritorious defenses and intends to vigorously defend itself against the lawsuit. Accordingly, no provision for this lawsuit has was recorded during fiscal 1996.


10.  Acquisition of SMTech Limited

In January 1995, the Company acquired all of the outstanding capital stock of SMTech Limited ("SMTech"), a manufacturer of screen printers located in the United Kingdom. The Company paid $2,500,000 in cash, paid off approximately $599,000 of SMTech debt and issued 50,370 restricted shares of the Company's Common Stock with an aggregate value of approximately $567,000. The Company recorded goodwill of $3,066,000 related to the acquisition that is being amortized over ten years. The acquisition was financed with a $3.5 million term loan (See Note 3).

The Company acquired SMTech from Investech SA ("Investech"), a French company, which owned 75% of the equity in SMTech, and from Messrs. David Wheatley and Richard Willshere, who owned an aggregate of 25% of the equity of SMTech. In connection with the SMTech acquisition, the Company also entered into a five-year consulting agreement with Mr. Dominique Henry, the controlling stockholder of Investech. The Company makes quarterly payments to Mr. Henry under the consulting agreement totaling $500,000 over a five year period. Under the consulting agreement, Mr. Henry advises the Company about prospective customers for the Company's products, principally located in countries that comprised the former USSR or former member countries of the Warsaw Pact.

                            Quad Systems Corporation
                 Schedule II - Valuation and Qualifying Accounts

                 COL.A                       COL.B                   COL. C                        COL. D             COL. E
               ---------                 --------------   ------------------------------        -------------      ------------
                                                                    Additions
                                                          ------------------------------
                                                                              Charged to
                                          Balance at         Charged to          Other                               Balance at
                                           Beginning          Costs and        Accounts          Deductions            End of
              Description                  of Period          Expenses        -Describe           Describe             Period
              -----------                  ---------          --------        ---------           --------             ------

Year ended September 30, 1994:
 Deducted from asset accounts:
    Allowance for doubtful accounts         $  344,000        $  252,000       $    --           $   38,000 (1)      $  558,000
    Reserve for inventory
        obsolescence                           170,000           524,000            --              329,000 (2)         365,000
                                            ----------        ----------       -------           ----------          ----------
          Total                             $  514,000        $  776,000       $    --           $  367,000          $  923,000
                                            ==========        ==========       =======           ==========          ==========

Product Warranty Liability                  $  697,000        $1,369,000       $    --           $1,430,000 (3)         636,000
                                            ==========        ==========       =======           ==========          ==========
Reserve for product returns and
     allowances                             $  156,000        $  (36,000)      $    --           $       --          $  120,000
                                            ==========        ==========       =======           ==========          ==========

Year ended September 30, 1995:
 Deducted from asset accounts:
    Allowance for doubtful accounts         $  558,000        $  260,000       $    --           $       --          $  818,000
    Reserve for inventory
        obsolescence                           365,000           535,000            --               20,000 (2)         880,000
                                            ----------        ----------       -------           ----------          ----------
          Total                             $  923,000        $  795,000       $    --           $   20,000          $1,698,000
                                            ==========        ==========       =======           ==========          ==========
Product Warranty Liability                  $  636,000        $2,508,000       $    --           $2,011,000 (3)      $1,133,000
                                            ==========        ==========       =======           ==========          ==========
Reserve for product returns and
     allowances                             $  120,000        $  643,000       $    --           $       --          $  763,000
                                            ==========        ==========       =======           ==========          ==========

Year ended September 30, 1996:
 Deducted from asset accounts:
    Allowance for doubtful accounts         $  818,000        $ (153,000)      $    --           $   32,000          $  633,000
    Reserve for inventory
        obsolescence                           880,000           744,000            --              886,000 (2)         738,000
                                            ----------        ----------       -------           ----------          ----------
          Total                             $1,698,000        $  591,000       $    --           $  918,000          $1,371,000
                                            ==========        ==========       =======           ==========          ==========
Product Warranty Liability                  $1,133,000        $2,866,000       $    --           $2,511,000 (3)      $1,488,000
                                            ==========        ==========       =======           ==========          ==========
Reserve for product returns and
     allowances                             $  763,000        $ (288,000)      $    --           $       --          $  475,000
                                            ==========        ==========       =======           ==========          ==========

----------
(1) Uncollectible accounts written off, net of recoveries.
(2) Disposals of obsolete inventory.
(3) Warranty costs paid during the year.

                                  EXHIBIT INDEX
Exhibit                                                                   Page
  No.                                                                      No.
  ---                                                                      ---

3.1 Certificate of Incorporation of the Registrant, as amended - Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 33-60588) filed with the Securities and Exchange Commission on May 7, 1993.

3.2      By-Laws of the Registrant, as amended - Incorporated by reference to
         Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-60588) filed with the Securities and Exchange Commission on April 5, 1993.

*10.1    1986 Stock Option Plan, as amended - Incorporated by reference to
         Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (No. 33-71590) filed with the Securities and Exchange Commission on November 12, 1993.

*10.2    1993 Stock Option Plan, as amended - Incorporated by reference to
         Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (No. 333-04755) filed with the Securities and Exchange Commission on May 30, 1996.

*10.3.1 Deferred Compensation Agreement dated September 30, 1994, between the Company and David W. Smith Incorporated by references to Exhibit 10.3.1 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995.

*10.3.2 Deferred Compensation Agreement dated September 30, 1994, between the Company and Anthony R. Drury Incorporated by reference to Exhibit
         10.3.2 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995.

10.4.1 Agreement relating to the acquisition of capital shares in SMTech Limited, dated January 27, 1995, among the Company, Investech SA and Messrs. David Wheatley and Richard Willshere - Incorporated by reference to Exhibit 2.1 filed under the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1995.

10.4.2 Consulting agreement dated January 27, 1995, among the Company, Mr. Dominique Henry,Quad Europe Limited, Quad Holdings Limited and SMTech Limited - Incorporated by reference to Exhibit 2.2 filed under Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1995.

10.4.3 Term loan agreement dated January 24, 1995, among the Company, CoreStates Bank, N.A. and United Jersey Bank - Incorporated by reference to Exhibit 2.3 filed under Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1995.

o10.4.4 Amendment to Term Loan Agreement dated as of December 4, 1995, between the Company and CoreStates Bank, N.A. and United Jersey Bank (now Summit Bank).

----------
* Constitutes compensatory plan or arrangement required to be filed as an exhibit to this form.

o Filed herewith

Exhibit                                                                   Page
  No.                                                                      No.
------                                                                    ----

10.5.1 Lease dated May 23, 1989, between the Registrant and F.I.A. Profile Fund I, as amended Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-60588) filed with the Securities and Exchange Commission on April 5, 1993.

o10.5.2 Lease dated August 27, 1996, between the Registrant and Marave Associates, L.P.

10.6 Agreement dated March 19, 1993, among the Registrant, A.S.Z. de Ferranti and Ferranti Limited, relating to the Registrant's acquisition of ZCR Limited (now Quad Europe Limited) - Incorporated by reference to
         Exhibit 10.5.1 to the Registrant's Registration Statement on Form S-1 (No. 33-60588) filed with the Securities and Exchange Commission on April 5, 1993.

o10.7.1 Loan Agreement dated as of December 4, 1995, between the Company and United Jersey Bank (now Summit Bank) and CoreStates Bank, N.A.

o10.7.2 Amendment to Loan Agreement dated as of September 29, 1996, between the Company and Summit Bank and CoreStates Bank, N.A.

10.7.3 Revolving Credit Loan Agreement dated as of February 23, 1994, between the Company and United Jersey Bank/South, N.A. - Incorporated by reference to Exhibit 10.5 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1994.

*10.8 401(k) Salary Reduction Plan and Trust dated October 1, 1989, as amended - Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 33- 60588) filed with the Securities and Exchange Commission on April 5, 1993.

10.9 Agreement dated November 1, 1993, between the Registrant and Samsung Aerospace Industries, Ltd. - Incorporated herein by reference to
         Exhibit 10.9 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993.

10.10 Agreement dated June 20, 1996 between the Registrant and Samsung Aerospace Industries, Ltd.- Incorporated herein by reference to Exhibit
         10.1 filed on Form 10-Q for the period ended June 23, 1996 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

*10.11 Quad Systems Corporation Employee Stock Purchase Plan, as amended - Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (No. 33-93436) filed with the Securities and Exchange Commission on June 13, 1995.

o11      Statement regarding computation of per share earnings.

o22      Subsidiaries of the registrant

o23      Consent of Ernst & Young LLP.

----------
o Filed herewith