Form 10-Q
period 1996-12-29
QUAD SYSTEMS CORP /DE/
filed 1997-01-31
CIK 899823

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended December 29, 1996.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Transition Period From                      to

              Commission file number 0-21504


                            QUAD SYSTEMS CORPORATION


          DELAWARE                                              23-2180139
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                   2405 MARYLAND ROAD, WILLOW GROVE, PA 19090
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (215) 657-6202
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

At January 28, 1997, 4,261,603 of the registrant's Common Stock $.03 par value were outstanding.

                                      INDEX



PART I. FINANCIAL INFORMATION                                        PAGE NUMBER


ITEM 1.  Financial Statements

  Condensed Consolidated Balance Sheets at December 31, 1996 (Unaudited)
         and September 30, 1996.............................................3

  Condensed Consolidated Statements of Income (Unaudited)
         for the three months ended December 31, 1996 and 1995..............4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the three months ended December 31, 1996 and 1995..............5


  Notes to Condensed Consolidated Financial Statements......................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..............................8

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K..................................11

Signature..................................................................12



                            QUAD SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                     ASSETS


                                                                            December 31,  September 30,
                                                                                1996          1996
                                                                             ---------     ---------
                                                                            (Unaudited)
Current assets:
      Cash and cash equivalents .............................................   $   722      $ 2,636
      Accounts receivable, net ..............................................    18,402       15,076
      Inventories ...........................................................    16,664       16,312
      Deferred income taxes .................................................     2,304        2,450
      Other .................................................................       957          825
                                                                                -------      -------
                Total current assets ........................................    39,049       37,299

Equipment and leasehold improvements
      at cost, less accumulated depreciation of $4,551
      at December 31, 1996 and $4,865 at September 30, 1996 .................     3,059        2,487
Deferred income taxes .......................................................       823          673
Goodwill, net ...............................................................     3,279        3,115
Other assets ................................................................       285          249
                                                                                -------      -------
                                                                                $46,495      $43,823
                                                                                =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
      Line of credit ........................................................   $ 2,000      $   --
      Accounts payable ......................................................     5,090        4,770
      Accrued expenses ......................................................     5,694        6,029
      Customer deposits .....................................................       593        1,301
      Current portion of long-term debt .....................................       700          700
      Deferred service revenue ..............................................       642          732
      Income taxes payable ..................................................       637          450
                                                                                -------      -------
                Total current liabilities ...................................    15,356       13,982

Long-term debt, less current portion ........................................     1,575        1,750

Stockholders' equity:
      Preferred Stock, par value $.01 per share; authorized shares:
      1,000,000; no shares issued at December 31, 1996 and September 30, 1996      --           --
       Common stock, par value $.03 per share; authorized shares:
           15,000,000; shares issued: 4,271,652 at December 31, 1996
           and 4,255,022 at September 30, 1996 ..............................       128          128
      Additional paid-in-capital ............................................    23,836       23,713
      Retained earnings .....................................................     5,163        4,458
      Foreign currency translation ..........................................       613          (32)
      Less treasury stock, at cost, 13,908 shares at December 31, 1996
            and September 30, 1996 ..........................................      (176)        (176)
                                                                                -------      -------
                Total  stockholders' equity .................................    29,564       28,091
                                                                                -------      -------
                                                                                $46,495      $43,823
                                                                                =======      =======


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                        Three Months Ended
                                      -----------------------
                                            December 31,
                                         1996         1995
                                      ----------   ----------

Net sales .........................   $   21,965   $   16,884
Cost of products sold .............       13,965       10,996
                                      ----------   ----------
          Gross profit ............        8,000        5,888

Operating expenses:
     Engineering, research and
          development .............        1,561        1,415
     Selling and marketing ........        3,693        2,734
     Administrative and general ...        1,619        1,163
                                      ----------   ----------
                                           6,873        5,312
                                      ----------   ----------
Income from operations ............        1,127          576
Interest expense, net .............           43           69
Settlement of securities litigation         --             75
                                      ----------   ----------
Income before income taxes ........        1,084          432
Income tax expense ................          379          164
                                      ----------   ----------
Net income ........................   $      705   $      268
                                      ==========   ==========

Net income per share ..............   $     0.16   $     0.06
                                      ==========   ==========

Weighted average common and
     common equivalent shares .....    4,446,422    4,310,467
                                      ==========   ==========




                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                               -------------------
                                                                   December 31,
                                                                 1996       1995
                                                               --------   --------

Operating Activities
Net income .................................................   $   705    $   268
Adjustments to reconcile net income to net
   cash used by operating activities:
      Depreciation and amortization ........................       391        297
      Provision (recovery) for losses on accounts receivable        58        (35)
      Provision (benefit) for deferred income taxes ........        (4)        16
      Stock option compensation ............................         5          3
      Changes in operating assets and liabilities, net:
          Accounts receivable ..............................    (3,346)       686
          Inventories ......................................      (352)    (1,641)
          Other assets .....................................        94       (117)
          Accounts payable .................................       320       (441)
          Accrued expenses .................................       615        150
          Employee compensation and related taxes ..........      (950)      (422)
          Customer deposits ................................      (708)       (46)
          Deferred service revenue .........................       (90)       194
          Income taxes payable .............................       187       (292)
                                                               -------    -------
Net cash used by operating activities ......................    (3,075)    (1,380)

Investing Activities
Net purchases of equipment and leasehold improvements ......      (782)      (362)
                                                               -------    -------
Net cash used by investing activities ......................      (782)      (362)

Financing Activities
Proceeds from line of credit ...............................     2,000      1,120
Common Stock issued under employee benefit plans ...........       118        126
Principal payments on long-term debt .......................      (175)      (350)
                                                               -------    -------
Net cash provided by financing activities ..................     1,943        896

Net decrease in cash and cash equivalents ..................    (1,914)      (846)
Cash and cash equivalents at beginning of period ...........     2,636      1,454
                                                               -------    -------
Cash and cash equivalents at end of period .................   $   722    $   608
                                                               =======    =======




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

For ease of presentation, the Company has indicated its quarterly financial reporting periods as ending on the last day of December, March, June and September; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September, with quarterly period ends that may be different than the above indicated reporting dates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

It is suggested that the Company's Annual Report on Form 10-K containing Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements for the fiscal year ended September 30, 1996, together with notes thereto, be read in conjunction with this document.

Note 2 Inventories

The components of inventory consist of the following (in thousands):

                                   December 31,  September 30,
                                      1996           1996
                                  -------------  --------------

Raw materials                      $      8,823  $        7,951
Work in process                           2,939           3,400
Finished products                         4,902           4,961
                                  =============  ==============
                                   $     16,664  $       16,312
                                  =============  ==============


Note 3 Line of Credit

The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $8,000,000 and bears interest at the bank's base rate of interest or, at the Company's option, LIBOR plus 1.40% when the outstanding balance is greater than $1,000,000. The Company pays a fee on the unused portion of the line of credit. This credit agreement expires in February 1998. This line of credit also contains various customary operating and reporting covenants and requires maintenance of certain financial ratios. As of December 31, 1996, borrowings under this line of credit were $2,000,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)


Note 4 Supplemental Disclosures to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows (in thousands):

                                                  December 31,   September 30,
                                                      1996             1995
                                                 -------------   -------------
Cash paid during the period:
Interest paid ..............................     $          63   $          97
                                                 =============   =============
Income taxes paid ..........................     $         242   $         420
                                                 =============   =============




           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Results of Operations

For ease of presentation, the Company has indicated its quarterly financial reporting periods as ending on the last day of December, March, June and September; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September, with quarterly period ends that may be different than the above indicated reporting dates. The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                           Three-Month Period Ended
                                                 December 31,
                                               1996        1995
                                              ------      ------

Net sales                                     100.0%      100.0%
Gross margin                                   36.4        34.9
Engineering, research and development           7.1         8.4
Selling and marketing                          16.8        16.2
Administrative and general                      7.4         6.9
Income from operations                          5.1         3.4
Income before income taxes                      4.9         2.6
Net income                                      3.2         1.6

Net sales for the first quarter of fiscal 1997 increased 30.1% as compared to the same quarter of the prior year. Sales of the "Q" Series of products represented approximately 45.9% and 28.1% of net sales for the first quarter of fiscal 1997 and 1996, respectively. Sales of the "C" Series of products represented approximately 18.8% and 33.1% of net sales for the first quarter of fiscal 1997 and 1996, respectively. The increase in sales of the "Q" Series is a result of increased market penetration, as well as shipments of new "Q" Series products, the QSX-1 and the QSV-1. The Company believes that the sales of the "C" Series have decreased as a result of the introduction of the "Q" Series, combined with an overall decrease in the Company's market share for such products as the performance of competitors' products have improved. The Company expects further decreases in sales of the "C" Series as market penetration of the QSV-1 increases. Sales of screen printers increased to 15.8% of net sales for the first quarter of fiscal 1997 from 11.0% of net sales during the same quarter of the prior year. Sales of screen printers have increased as sales under the Company's marketing program "QuadLine" have expanded from approximately 27% in the first quarter of 1996 to approximately 45% in the first quarter of 1997 and as a result of the introduction of the AVX 400 screen printer, which has a higher average selling price than other screen printer products produced by the Company. QuadLine is the Company's marketing program offering the major elements of turnkey Surface Mount Technology ("SMT") production lines, including screen printers, assemblers and reflow ovens. International sales represented approximately 41.2% and 40.6% of net sales for the first quarter of fiscal 1997 and 1996, respectively.

Gross margin for the first quarter of 1997 increased to 36.4% from 34.9% as compared to the same quarter of the prior year, although gross margin decreased from 39.0%, in the fourth quarter of fiscal 1996. Gross margin improved over the first quarter of fiscal 1996 primarily from the absence of sales of component delivery systems to Samsung Aerospace Industries Ltd. at lower margins compared to other product sales in prior periods. Gross margin compared to the fourth quarter of 1996, however, was negatively affected by a softening of market conditions and lower margins on sales of the recently introduced QSX-1 and QSV-1. The Company has historically experienced low margins on new product introductions, pending establishment of initial market penetration and attainment of production levels to achieve economies of scale. However, the Company believes gross margin may begin to improve during the second quarter of fiscal 1997 as a result anticipated cost reductions on the "Q" Series associated with forecasted higher productions levels on these newer products. The Company's expectations may vary materially from actual results. See "Forward Looking Statements" below.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Engineering, research and development expenses increased $146,000 or 10.3% for the first quarter of fiscal 1997 over the first quarter of the prior year. Such expenses, however, as a percentage of net sales decreased 1.3% when compared to the first quarter of fiscal 1996. R&D expenses include a recently formed internal semiconductor marketing and engineering group to address newly emerging packaging technologies. The Company believes that costs associated with this group, coupled with accelerated spending on other projects, will result in a second quarter R&D spending increase of 20% to 30% over the first quarter of fiscal 1997.

Selling and marketing expenses increased $959,000 or 35.1% for the first quarter of fiscal 1997 over the first quarter of last year in support of a sales volume increase of 30.1% and as a result of a higher overall commission rate associated with international sales. The Company expects that for the second quarter of fiscal 1997 overall selling and marketing expenses will remain relatively constant.

Administrative and general expenses increased $456,000 or 39.2% for the first quarter of fiscal 1997 as compared to the same quarter last year. The increase is mostly due to costs incurred in connection with the Company's relocation and consolidation to a new operating and manufacturing facility, legal costs associated with the patent litigation discussed below, increased reserves for bad debts as a result of increased accounts receivable in the first quarter of fiscal 1997 when compared to the first quarter of fiscal 1996 and other costs not expected to repeat. The Company believes that administrative expenses will decrease in the second quarter of fiscal 1997 due to the absence of relocation and consolidation costs and other costs not expected to repeat.

Income taxes of $379,000 amounted to an effective tax rate of 35.0% for the first quarter of fiscal 1997 as compared to an effective tax rate of 38.0% in the same quarter of the prior year. Income tax expense for the first quarter of fiscal 1997 differs from the amount that would result from applying the Federal statutory tax rate to pretax income primarily due to permanent differences in taxable income versus book income, partially offset by benefits realized from the Company's foreign sales corporation and from research and development tax credits. The Company expects the effective tax rate to remain at approximately 35% for the remainder of the fiscal year.

Backlog

As of December 31, 1996, the Company's backlog of orders was $11.2 million, compared to $12.5 million as of September 30, 1996 and $8.7 million as of December 31, 1995. Backlog includes $5.8 million and $2.0 million of "Q" Series and "C" Series orders, respectively, as of December 31, 1996 and $5.8 million and $3.2 million of "Q" Series and "C" Series orders, respectively, as of September 30, 1996. The remainder of backlog consists of other products. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period. Backlog therefore may not necessarily be indicative of future sales.

Liquidity and Capital Resources

The Company's working capital as of December 31, 1996 was approximately $23.7 million, including cash balances of $700 thousand. At September 30, 1996, the Company had working capital of $23.3 million, including cash balances of $2.6 million. During the first quarter of fiscal 1997, net cash used in operations amounted to $3.1 million, principally due to increased accounts receivable of approximately $3.3 million. The increase in accounts receivable was primarily a result of timing of sales within the quarter. During the first quarter of fiscal 1997, 45% of net sales occurred in the third month of the quarter compared to 32% in the third month of last quarter .

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $8,000,000 and bears interest at the bank's base rate of interest or, at the Company's option, LIBOR plus 1.40% when the outstanding balance is greater than $1,000,000. The Company pays a fee on the unused portion of the line of credit. This credit agreement expires in February 1998. This line of credit also contains various customary operating and reporting covenants and requires maintenance of certain financial ratios. As of December 31, 1996, borrowings under this line of credit were $2,000,000.

The Company believes that cash flows from operations, access to its line of credit and other current resources will provide adequate financing for the next year.

Litigation- German Patent Infringement Claim

In July 1996, the Company was named a defendant in a patent infringement action filed by The Zevatech Group ("Zevatech") in Munich, Germany. The complaint alleges that products manufactured by the Company infringed on Zevatech's German patents relating to pick and place assemblers. The Company has responded with an action against Zevatech in Munich, Germany seeking to have such Zevatech's patents invalidated. Management believes the claim of Zevatech to be without merit or that the Company has meritorious defenses and the Company intends to vigorously defend itself against the claim. Accordingly, no provision for this lawsuit was recorded through December 31, 1996.

Forward Looking Statements

The discussions above regarding the Company's expectations of future sales, gross margins, operating expenses, product introductions and the outlook for the patent infringement litigation include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates in the SMT manufacturing industry, difficulties or delays in software functionality and performance, the timing of future software releases, product development delays or performance problems, failure to respond adequately either to changes in technology or to customer preferences, risks of nonpayment of accounts receivable, changes in forecasted costs or uncertainties inherent in the outcome of the patent infringement litigation, including the possibility of liability thereunder.

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits
            Exhibit 27- Financial Data Schedule

         b. The Company did not file any reports on Form 8-K during the period covered by this report.

                                    Signature






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               QUAD SYSTEMS CORPORATION



Date: January 30, 1997                  By:    \s\ Anthony R. Drury
                                           ------------------------
                                               Anthony R. Drury
                                               Senior Vice President, Finance
                                               and Chief Financial Officer