Form 10-Q
period 1997-03-31
QUAD SYSTEMS CORP /DE/
filed 1997-05-07
CIK 899823

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1997.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the Transition Period From                      to

Commission file number   0-21504


                            QUAD SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        23-2180139
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                   2405 MARYLAND ROAD, WILLOW GROVE, PA 19090
                    (Address of principal executive offices)

                                 (215) 657-6202
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 5, 1997, 4,290,052 of the registrant's Common Stock $.03 par value were outstanding.

===============================================================================

                                      INDEX



PART I. FINANCIAL INFORMATION                                       PAGE NUMBER


ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets at March 31, 1997 (Unaudited)
            and September 30, 1996...........................................3

     Condensed Consolidated Statements of Income (Unaudited)
             for the three and six months ended March 31, 1997 and 1996......4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the three and six months ended March 31, 1997 and 1996......5


     Notes to Condensed Consolidated Financial Statements....................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...............................8

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders................12

ITEM 6.  Exhibits and Reports on Form 8-K...................................12

Signature.............................................................. ....13

                            QUAD SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                     ASSETS


                                                          March 31,September 30,
                                                             1997      1996
                                                           -------   -------
                                                         (Unaudited)

Current assets:
      Cash and cash equivalents ........................   $ 1,599   $ 2,636
      Accounts receivable, net .........................    19,050    15,076
      Inventory ........................................    18,770    16,312
      Deferred income taxes ............................     2,308     2,450
      Other ............................................       719       825
                                                           -------   -------
                Total current assets ...................    42,446    37,299

Equipment and leasehold improvements
      at cost, less accumulated depreciation of $3,164
      at March 31, 1997 and $4,865 at September 30, 1996     3,205     2,487
Deferred income taxes ..................................       824       673
Goodwill, net ..........................................     3,062     3,115
Other assets ...........................................       246       249
                                                           -------   -------
                                                           $49,783   $43,823
                                                           =======   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
      Line of credit ...................................   $ 2,300   $  --
      Accounts payable .................................     7,018     4,770
      Accrued expenses .................................     6,320     6,029
      Customer deposits ................................       390     1,301
      Current portion of long-term debt ................       700       700
      Deferred service revenue .........................       967       732
      Income taxes payable .............................       593       450
                                                           -------   -------
                Total current liabilities ..............    18,288    13,982

Long-term debt, less current portion ...................     1,400     1,750

Stockholders' equity:
      Preferred Stock, par value $.01 per share;
      authorized shares: 1,000,000; no shares issued at
      March 31, 1997 and September 30, 1996 ............      --        --
      Common Stock, par value $.03 per share; authorized
      shares: 15,000,000; shares issued: 4,303,960 at
      March 31, 1997 and 4,255,022 at September 30, 1996       129       128
      Additional paid-in-capital .......................    24,018    23,713
      Retained earnings ................................     5,870     4,458
      Foreign currency translation .....................       254       (32)
      Less treasury stock, at cost, 13,908 shares at
      March 31, 1997 and September 30, 1996 ............      (176)     (176)
                                                           -------   -------
                Total  stockholders' equity ............    30,095    28,091
                                                           -------   -------
                                                           $49,783   $43,823
                                                           =======   =======


                            QUAD SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                         Three Months Ended          Six Months Ended
                                      -----------------------    ----------------------
                                              March 31,                 March 31,
                                          1997         1996         1997         1996
                                      ----------    ---------    ---------   ----------

Net sales .........................   $   21,712   $   15,834   $   43,677   $   32,718
Cost of products sold .............       13,807        9,362       27,772       20,358
                                      ----------   ----------   ----------   ----------
          Gross profit ............        7,905        6,472       15,905       12,360

Operating expenses:
     Engineering, research and
          development .............        1,905        1,528        3,466        2,943
     Selling and marketing ........        3,426        2,930        7,119        5,664
     Administrative and general ...        1,409        1,283        3,028        2,446
                                      ----------   ----------   ----------   ----------
                                           6,740        5,741       13,613       11,053
                                      ----------   ----------   ----------   ----------
          Income from operations ..        1,165          731        2,292        1,307
Interest expense, net .............           77           84          120          153
Settlement of securities litigation         --             75         --            150
                                      ----------   ----------   ----------   ----------
Income before income taxes ........        1,088          572        2,172        1,004
Income tax expense ................          381          218          760          382
                                      ----------   ----------   ----------   ----------
Net income ........................   $      707   $      354   $    1,412   $      622
                                      ==========   ==========   ==========   ==========

Net income per share ..............   $     0.16   $     0.08   $     0.31   $     0.14
                                      ==========   ==========   ==========   ==========

Weighted average common and
     common equivalent shares .....    4,519,611    4,288,587    4,484,188    4,296,285
                                      ==========   ==========   ==========   ==========


                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                               ------------------
                                                                     March 31,
                                                                 1997       1996
                                                               -------    -------
Operating Activities
Net income .................................................   $ 1,412    $   622
Adjustments to reconcile net income to net
   cash used by operating activities:
      Depreciation and amortization ........................       809        645
      Provision (recovery) for losses on accounts receivable        50        (30)
      Provision (benefit) for deferred income taxes ........        (9)        39
      Stock option compensation ............................         5          6
      Changes in operating assets and liabilities, net:
          Accounts receivable ..............................    (4,024)     2,173
          Inventory ........................................    (2,458)    (2,423)
          Other assets .....................................       199         20
          Accounts payable .................................     2,248       (652)
          Accrued expenses .................................       291        273
          Customer deposits ................................      (911)      (283)
          Deferred service revenue .........................       235        301
          Income taxes payable .............................       143       (321)
                                                               -------    -------
Net cash provided by (used in) operating activities ........    (2,010)       370

Investing Activities
Net purchases of equipment and leasehold improvements ......    (1,278)      (813)
                                                               -------    -------
Net cash used in investing activities ......................    (1,278)      (813)

Financing Activities
Proceeds from line of credit ...............................     2,300         70
Common Stock issued under employee benefit plans ...........       301        129
Principal payments on long-term debt .......................      (350)      (350)
                                                               -------    -------
Net cash provided by (used in) financing activities ........     2,251       (151)

Net decrease in cash and cash equivalents ..................    (1,037)      (594)
Cash and cash equivalents at beginning of period ...........     2,636      1,454
                                                               -------    -------
Cash and cash equivalents at end of period .................   $ 1,599    $   860
                                                               =======    =======

                            QUAD SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 Basis of Presentation

The accompanying condensed financial statements present the consolidated financial position, results of operations and cash flows of Quad Systems Corporation and its wholly-owned subsidiaries (the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

For ease of presentation, the Company has indicated its quarterly financial reporting periods as ending on the last day of December, March, June and September, whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September, with quarterly period ends that may be different than the above indicated reporting dates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

It is suggested that the Company's Annual Report on Form 10-K containing Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements for the fiscal year ended September 30, 1996, together with notes thereto, be read in conjunction with this document.

Note 2 Inventory

The components of inventory consist of the following (in thousands):

                             March 31,    September 30,
                               1997           1996
                              -------       -------
Raw materials ...             $ 9,927       $ 7,951
Work in process .               3,353         3,400
Finished products               5,490         4,961
                              =======       =======
                              $18,770       $16,312
                              =======       =======


Note 3 Line of Credit

The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $8,000,000 and bears interest at the bank's base rate of interest or, at the Company's option, LIBOR plus 1.40% when the outstanding balance is greater than $1,000,000. The Company pays a fee on the unused portion of the line of credit. This credit agreement expires in February 1998. This line of credit also contains various customary operating and reporting covenants and requires maintenance of certain financial ratios. As of March 31, 1997, borrowings under this line of credit were $2,300,000.

In April 1997, the Company renegotiated the above credit agreement and obtained an unsecured revolving lineof credit which permits borrowing up to a maximum of $10,000,000 with similar terms as in the $8,000,000 credit agreement. In addition, the Company also obtained a $3.1 million term loan. The proceeds were used to refinance the old $3.5 million term loan incurred in the acquisition of SMTech Ltd., which had an

                            QUAD SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)


outstanding balance of $2.1 million, and to finance furniture and fixtures purchased in connection with the Company's move to new headquarters in January 1997.

Note 4 Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three and six months periods ended March 31, 1997 by $.01. There is no impact in earnings per share for the three and six months periods ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Note 5 Supplemental Disclosures to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows (in thousands):

                                       March 31,
                                     1997     1996
                                   -------  -------
Cash paid during the period for:
Interest .......................   $   154  $   189
                                   =======  =======
Income taxes ...................   $   654  $   607
                                   =======  =======

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Results of Operations

For ease of presentation, the Company has indicated its quarterly financial reporting periods as ending on the last day of December, March, June and September; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September, with quarterly period ends that may be different than the above-indicated reporting dates. The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                         Three Months Ended   Six Months Ended
                                             March 31,           March 31,
                                           1997     1996       1997     1996
                                          -----    -----      -----    -----
Net sales ...........................     100.0%   100.0%     100.0%   100.0%
Gross margin ........................      36.4     40.9       36.4     37.8
Engineering, research and development       8.8      9.7        7.9      9.0
Selling and marketing ...............      15.8     18.5       16.3     17.3
Administrative and general ..........       6.5      8.1        6.9      7.5
Income from operations ..............       5.4      4.6        5.2      4.0
Income before income taxes ..........       5.0      3.6        5.0      3.1
Net income ..........................       3.3      2.2        3.2      1.9

Net sales for the second quarter of fiscal 1997 increased by $5,878,000, an increase of 37.1% compared to the second quarter of fiscal 1996. For the first six months of fiscal 1997, net sales increased $10,959,000 or 33.5% compared to the first six months of fiscal 1996. The following table sets forth certain product lines sales as a percentage of sales for the periods indicated:

                        Three Months Ended           Six Months Ended
                             March 31,                   March 31,
                        1997          1996          1997          1996
                      -------       -------       -------       -------
Assemblers ....       $13,864       $11,525       $27,973       $22,130
Screen printers         2,981         1,406         6,445         3,261
Reflow ovens ..         1,000           759         2,173         1,516

The increase in sales of assemblers is a result of increased market penetration resulting from the sales of new "Q" Series products, the QSX-1 and the QSV-1. Sales of screen printers have increased as a result of increased market penetration of the AVX 400 screen printer, which has a higher average selling price than other screen printer products produced by the Company and as sales of screen printers under Company's "QuadLine" program have increased. QuadLine is the Company's marketing program offering the major elements of turnkey SMT production lines, including screen printers, assemblers and reflow ovens. International sales represented approximately 36.1% and 34.1% of net sales for the second quarter of fiscal 1997 and 1996, and 38.7% and 35.4% of net sales for the first six months of fiscal 1997 and 1996, respectively.

Gross margin for the second quarter of 1997 decreased to 36.4% from 40.9% and to 36.4% from 37.8% when comparing the three and six months ended March 31, 1997 to March 31,1996. Gross margin for the second and first quarter of fiscal 1997 remained unchanged at 36.4%. Gross margin for the second quarter of fiscal 1997 was negatively affected by lower margins in all major product lines and increased inventory reserve provisions when compared to the same quarter last year. Gross margin in the second quarter of fiscal 1996 reflected strong performance by the "C" Series, which did not repeat in the second quarter of fiscal 1997. The Company believes that gross margin will improve during the remainder of fiscal 1997, if the Company is able to achieve expected further cost reductions on the "Q" Series and a reduction in inventory reserve provisions.

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Engineering, research and development expenses increased $377,000 or 24.7% for the second quarter of fiscal 1997 over the second quarter of the prior year and increased $523,000 or 17.8% for the first six months of fiscal 1997 when compared to the first six months of fiscal 1996. Such expenses, however, as a percentage of net sales decreased .9% and 1.1% when compared to the second quarter and first six months of fiscal 1996. R&D expenses include costs associated with a recently-formed semiconductor group to address newly emerging packaging technologies and the accelerated spending on other projects. The
Company believes that engineering, research and development expenses will decrease somewhat for the remainder of the fiscal year.

Selling and marketing expenses increased $496,000 or 16.9% for the second quarter of fiscal 1997 over the second quarter of last year, in support of a sales volume increase of 37.1%. For the first six months of fiscal 1997, selling and marketing expenses increased $1,455,000 or 25.7% for the first six months of fiscal 1997 when compared to the first six months of fiscal 1996, in support of a sales volume increase of 33.5% and as a result of a higher overall commission rate. The Company expects that for the third quarter of fiscal 1997 overall selling and marketing expenses will remain relatively constant.

Administrative and general expenses increased $126,000 or 9.8% for the second quarter of fiscal 1997 as compared to the same quarter last year. As a percentage of sales, these expenses decreased 1.6%. For the first six months of fiscal 1997, administrative and general expenses increased by $582,000 or 23.8% compared to the first six months of fiscal 1996. The net increase in these expenses was the result of increases or decreases in certain components of expense, as follows: costs of approximately $136,000 associated with the Company's relocation to new headquarters in January 1997; a $227,000 increase in allowances for bad debts (associated with higher levels of accounts receivable) and accounts receivable discounts; a $74,000 increase associated with professional services; a $61,000 decrease in investor relations costs; and overall expense increases associated with higher sales levels. The Company expects that administrative and general expenses will continue at approximately the same quarterly spending levels as incurred in the second quarter for the remainder of the fiscal year.

Income taxes of $381,000 and $760,000 represented an effective tax rate of 35.0% for the second quarter and first six months of fiscal 1997 as compared to an effective tax rate of 38.0% in the same periods of the prior year. Income tax expense for fiscal 1997 differs from the amount that would result from applying the Federal statutory tax rate to pretax income primarily due to permanent differences in taxable income versus book income, partially offset by benefits realized from the Company's foreign sales corporation and from research and development tax credits. The Company expects its effective tax rate to remain at approximately 35.0% for the remainder of the fiscal year.

Backlog

As of March 31, 1997, the Company's backlog of orders was $9.2 million, compared to $12.5 million as of September 30, 1996 and $8.9 million as of March 31, 1996. Overall bookings for the second quarter of fiscal 1997 was $19.7 million, after deducting a $1.3 million canceled order booked in the prior quarter, as compared to bookings of $20.7 million in the first quarter of fiscal 1997 and $21.7 million in the fourth quarter of fiscal 1996. The Company believes that the SMT industry continues to experience soft order bookings and accordingly, the Company has experienced soft order bookings since the beginning of fiscal 1997. The following table sets forth certain backlog information by product line for the periods indicated (in millions):

                                                        March 31,
                                                    1997       1996
                                                    ----       ----
         Assemblers                                 $5.4       $5.6
         Screen printers                              .8        1.1
         Reflow ovens                                 .8         .8

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

The remainder of backlog consists of other products. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period.
Backlog therefore may not necessarily be indicative of future sales.

Liquidity and Capital Resources

The Company's working capital as of March 31, 1997 was approximately $24.2 million, including cash balances of $1.6 million. At September 30, 1996, the Company had working capital of $23.3 million, including cash balances of $2.6 million. During the second quarter of fiscal 1997, net cash used in operations amounted to $2.0 million, principally due to increased accounts receivable of approximately $4.0 million. The increase in accounts receivable was primarily a result of timing of sales within the quarter. During the second quarter of fiscal 1997, over 50% of net sales occurred in the third month of the second quarter of fiscal 1997 compared to 32% in the third month of the fourth quarter of fiscal 1996 .

The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $8,000,000 and bears interest at the bank's base rate of interest or, at the Company's option, LIBOR plus 1.40% when the outstanding balance is greater than $1,000,000. The Company pays a fee on the unused portion of the line of credit. This credit agreement expires in February 1998. This line of credit also contains various customary operating and reporting covenants and requires maintenance of certain financial ratios. As of March 31, 1997, borrowings under this line of credit were $2,300,000.

In April 1997, the Company renegotiated the above credit agreement and obtained an unsecured revolving line of credit which permits borrowing up to a maximum of $10,000,000 with similar terms as in the $8,000,000 credit agreement. In addition, the Company also obtained a $3.1 million term loan. The proceeds were used to refinance the old $3.5 million term loan incurred in the acquisition of SMTech Ltd., which had an outstanding balance of $2.1 million, and to finance furniture and fixtures purchased in connection with the Company's move to new headquarters in January 1997.

The Company believes that cash flows from operations, access to its line of credit and other current resources will provide adequate financing for the next year.

Account Receivable from Centennial

As of March 31, 1997, the Company's account receivable from Centennial in an aggregate amount of approximately $350,000 remained unpaid. Quad believes, based on information presented by Centennial, that the remaining outstanding balance will be paid in full by Centennial and, therefore, no allowance for bad debt for this receivable has been reserved in the March 31, 1997 financial statements.


Litigation- German Patent Infringement Claim

In July 1996, the Company was named a defendant in a patent infringement action filed by The Zevatech Group ("Zevatech") in Munich, Germany. The complaint alleges that products manufactured by the Company infringed on Zevatech's German patents relating to pick and place assemblers. The Company has answered the complaint and also has responded with an action against Zevatech in Munich, Germany seeking to have such Zevatech's patents invalidated. Management believes the claim of Zevatech to be without merit or that the Company has meritorious defenses and the Company intends to vigorously defend itself against the claim. Accordingly, no provision for this lawsuit was recorded through March 31, 1997.

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Forward Looking Statements

The discussions above regarding the Company's expectations of future sales, gross margins, operating expenses, The discussions above regarding the Company's expectations of future sales, gross margin, operating expenses, scheduling of new product introductions and the ability of the Company to react to new market opportunities constitute forward-looking statements. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates in the SMT manufacturing industry, difficulties or delays in software functionality and performance, the timing of future software releases, product development delays or performance problems, failure to respond adequately either to changes in technology or to customer preferences, risks of nonpayment of accounts receivable or changes in forecasted costs.

                            QUAD SYSTEMS CORPORATION
                           Part II. Other Information


Item 4.  Submission of Matters to a Vote of Security Holders.

        On March 5, 1997, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders voted upon the following matter:

        1.   Election of six directors.

        In the election of directors, the holders of Common Stock voted as follows:

                     Name              Votes For          Votes Withheld

         David W. Smith                3,898,111              49,989
         David H. Young                3,898,730              49,370
         Lorin J. Randall              3,898,730              49,370
         Robert P. Pinkas              3,898,730              49,370
         James R. Bergman              3,898,730              49,370
         Vahram V. Erdekian            3,898,710              49,390


Item 6.  Exhibits and Reports on Form 8-K.

         a. The Company did not file any reports on Form 8-K during the period covered by this report.

                            QUAD SYSTEMS CORPORATION
                                    Signature






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             QUAD SYSTEMS CORPORATION



Date: May 7, 1997                     By:    \s\ Anthony R. Drury
                                             ------------------------
                                             Anthony R. Drury
                                             Senior Vice President, Finance
                                             and Chief Financial Officer