Form 10-Q/A
period 1997-03-31
QUAD SYSTEMS CORP /DE/
filed 1997-05-09
CIK 899823

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q /A



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

At May 9, 1997, 4,295,052 of the registrant's Common Stock $.03 par value were outstanding.

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


Selling and marketing expenses increased $496,000 or 16.9% for the second quarter of fiscal 1997 over the second quarter of last year, in support of a sales volume increase of 37.1%. For the first six months of fiscal 1997, selling and marketing expenses increased $1,455,000 or 25.7% when compared to the first six months of fiscal 1996, in support of a sales volume increase of 33.5% and as a result of a higher overall commission rate. The Company expects that for the third quarter of fiscal 1997 overall selling and marketing expenses will remain relatively constant.


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

Liquidity and Capital Resources


The Company's working capital as of March 31, 1997 was approximately $24.2 million, including cash balances of $1.6 million. At September 30, 1996, the Company had working capital of $23.3 million, including cash balances of $2.6 million. During the second quarter of fiscal 1997, net cash used in operations amounted to $2.0 million, principally due to increased accounts receivable of approximately $4.0 million. The increase in accounts receivable was primarily a result of timing of sales within the quarter. During the second quarter of fiscal 1997, over 50% of net sales occurred in the third month of the quarter compared to 32% in the third month of the fourth quarter of fiscal 1996.

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




                                             QUAD SYSTEMS CORPORATION



Date: May 9, 1997                     By:    \s\ Anthony R. Drury
                                             ------------------------
                                             Anthony R. Drury
                                             Senior Vice President, Finance
                                             and Chief Financial Officer