Form 10-Q
period 1997-06-30
QUAD SYSTEMS CORP /DE/
filed 1997-08-04
CIK 899823

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At July 29, 1997, 4,321,860 of the registrant's Common Stock, par value $.03, were outstanding.
===============================================================================

                            QUAD SYSTEMS CORPORATION
                                      INDEX



PART I. FINANCIAL INFORMATION                                       PAGE NUMBER


ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets at June 30, 1997 (Unaudited)
            and September 30, 1996...........................................3

     Condensed Consolidated Statements of Income (Unaudited)
             for the three and nine months ended June 30, 1997 and 1996......4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the three and nine months ended June 30, 1997 and 1996......5


     Notes to Condensed Consolidated Financial Statements....................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...............................8

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K...................................11

Signature...................................................................12


                            QUAD SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                     ASSETS


                                                             June 30,  September 30,
                                                               1997        1996
                                                             --------    --------
                                                            (Unaudited)
Current assets:
      Cash and cash equivalents ..........................   $  1,895    $  2,636
      Accounts receivable, net ...........................     18,081      15,076
      Inventory ..........................................     21,181      16,312
      Deferred income taxes ..............................      2,313       2,450
      Other ..............................................        907         825
                                                             --------    --------
                Total current assets .....................     44,377      37,299

Equipment and leasehold improvements
      at cost, less accumulated depreciation of $3,527
      at June 30, 1997 and $4,865 at September 30, 1996 ..      3,129       2,487
Deferred income taxes ....................................        826         673
Goodwill, net ............................................      3,028       3,115
Other assets .............................................        271         249
                                                             --------    --------
                                                             $ 51,631    $ 43,823
                                                             ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
      Line of credit .....................................   $  5,925    $   --
      Accounts payable ...................................      4,638       4,770
      Accrued expenses ...................................      5,524       6,029
      Customer deposits ..................................        274       1,301
      Current portion of long-term debt ..................        620         700
      Deferred service revenue ...........................      1,151         732
      Income taxes payable ...............................        520         450
                                                             --------    --------
                Total current liabilities ................     18,652      13,982

Long-term debt, less current portion .....................      2,480       1,750

Stockholders' equity:
      Preferred Stock, par value $.01 per share;
         authorized shares: 1,000,000; no shares issued at
         June 30, 1997 and September 30, 1996 ............       --          --
      Common Stock, par value $.03 per share; authorized
         shares: 15,000,000; shares issued: 4,335,768 at
         June 30, 1997 and 4,255,022 at September 30, 1996        130         128
      Additional paid-in-capital .........................     24,234      23,713
      Retained earnings ..................................      5,997       4,458
      Foreign currency translation .......................        314         (32)
      Less treasury stock, at cost, 13,908 shares at
         June 30, 1997 and September 30, 1996 ............       (176)       (176)
                                                             --------    --------
                Total  stockholders' equity ..............     30,499      28,091
                                                             --------    --------
                                                             $ 51,631    $ 43,823
                                                             ========    ========


                            QUAD SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                         Three Months Ended        Nine Months Ended
                                      -----------------------   -----------------------
                                              June 30,                  June 30,
                                         1997         1996         1997         1996
                                      ----------   ----------   ----------   ----------
Net sales .........................   $   16,975   $   18,382   $   60,652   $   51,100
Cost of products sold .............       10,213       11,054       37,985       31,412
                                      ----------   ----------   ----------   ----------
          Gross profit ............        6,762        7,328       22,667       19,688

Operating expenses:
     Engineering, research and
          development .............        1,651        1,565        5,117        4,508
     Selling and marketing ........        3,383        3,102       10,502        8,766
     Administrative and general ...        1,420        1,365        4,448        3,811
                                      ----------   ----------   ----------   ----------
                                           6,454        6,032       20,067       17,085
                                      ----------   ----------   ----------   ----------
          Income from operations ..          308        1,296        2,600        2,603
Interest expense, net .............          113           24          233          177
Settlement of securities litigation         --          1,137         --          1,287
                                      ----------   ----------   ----------   ----------
Income before income taxes ........          195          135        2,367        1,139
Income tax expense ................           68           51          828          433
                                      ----------   ----------   ----------   ----------
Net income ........................   $      127   $       84   $    1,539   $      706
                                      ==========   ==========   ==========   ==========

Net income per share ..............   $     0.03   $     0.02   $     0.34   $     0.16
                                      ==========   ==========   ==========   ==========

Weighted average common and
     common equivalent shares .....    4,462,393    4,327,578    4,478,404    4,309,619
                                      ==========   ==========   ==========   ==========



                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                               Nine Months Ended
                                                               ------------------
                                                                     June 30,
                                                                 1997       1996
                                                               -------    -------
Operating Activities
Net income .................................................   $ 1,539    $   706
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
      Depreciation and amortization ........................     1,292      1,017
      Provision (recovery) for losses on accounts receivable        23         (2)
      Provision (benefit) for deferred income taxes ........       (16)        31
      Stock option compensation ............................         5          9
      Changes in operating assets and liabilities, net:
           Accounts receivable .............................    (3,028)     1,229
           Inventory .......................................    (4,869)    (2,509)
           Other assets ....................................        38       (316)
           Accounts payable ................................      (132)      (242)
           Accrued expenses ................................      (505)     1,842
           Customer deposits ...............................    (1,027)       573
           Deferred service revenue ........................       419        156
           Income taxes payable ............................        70       (353)
                                                               -------    -------
Net cash provided by (used in) operating activities ........    (6,191)     2,141

Investing Activities
Net purchases of equipment and leasehold improvements ......    (1,643)    (1,239)
                                                               -------    -------
Net cash used in investing activities ......................    (1,643)    (1,239)

Financing Activities
Proceeds from line of credit ...............................     5,925       --
Common Stock issued under employee benefit plans ...........       518        257
Proceeds from  term loan ...................................     3,100       --
Principal payments on long-term debt .......................    (2,450)      (525)
                                                               -------    -------
Net cash provided by (used in) financing activities ........     7,093       (268)

                                                               -------    -------
Net increase (decrease) in cash and cash equivalents .......      (741)       634
Cash and cash equivalents at beginning of period ...........     2,636      1,454
                                                               -------    -------
Cash and cash equivalents at end of period .................   $ 1,895    $ 2,088
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

For ease of presentation, the Company has stated that its quarterly financial reporting periods end on the last day of December, March, June and September, whereas in fact the Company reports on a 52-53 week fiscal year ending on the last Sunday in September, with quarterly period ends that may be different than the stated reporting dates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

It is suggested that the Company's Annual Report on Form 10-K containing Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements for the fiscal year ended September 30, 1996, together with notes thereto, be read in conjunction with this document.

Note 2 Inventory

The components of inventory consist of the following (in thousands):

                                                     March 31,         Sept. 30,
                                                         1997              1996
                                                       -------           -------
Raw materials ..............................           $ 9,927           $ 7,951
Work in process ............................             3,353             3,400
Finished products ..........................             5,490             4,961
                                                       =======           =======
                                                       $18,770           $16,312
                                                       =======           =======
Note 3 Line of Credit

Prior to April 1997, the Company had an unsecured revolving line of credit that permitted draws up to a maximum of $8,000,000 and bore interest at the bank's base rate of interest or, at the Company's option, LIBOR plus 1.40% when the outstanding loan balance was greater than $1,000,000. The Company paid a fee on the unused portion of the line of credit. This line of credit also contained various customary operating and reporting covenants and required maintenance of certain financial ratios. In April 1997, the Company renegotiated the above credit agreement and obtained an unsecured revolving line of credit that permits draws up to a maximum of $10,000,000 and otherwise on similar terms as in the $8,000,000 credit agreement. As of June 30, 1997, total borrowings under this line of credit were $5,925,000.

In addition, the Company also obtained a $3.1 million term loan. The proceeds of the term loan were used to refinance an existing $3.5 million term loan incurred in the acquisition of SMTech Ltd., which at the time of refinancing had an outstanding balance of $2.1 million, and to finance furniture and fixtures purchased in connection with the Company's move to new headquarters in January 1997.

                            QUAD SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)

Note 4 Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted in the period ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no expected impact on earnings per share for the three month period ended June 30, 1997. The impact for the nine months period ended June 30, 1997 is expected to result in an increase in primary earnings per share by $.01. The impact for the three and nine months periods ended June 30, 1996 is expected to result in an increase in primary earnings per share by $.02. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Note 5 Supplemental Disclosures to Statements of Cash Flows

The following are supplemental disclosures to the Company's statements of cash flows (in thousands):

                                                                 March 31,
                                                              1997      1996
                                                              ----      ----
Cash paid during the period for:
Interest ...........................................          $154      $189
                                                              ====      ====
Income taxes .......................................          $654      $607
                                                              ====      ====

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
Results of Operations

For ease of presentation, the Company states its quarterly financial reporting periods as ending on the last day of December, March, June and September, whereas in fact the Company reports on a 52-53 week fiscal year ending on the last Sunday in September, with quarterly period ends that may be different than the stated reporting dates. The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                         Three Months Ended   Nine Months Ended
                                              June 30,            June 30,
                                           1997      1996      1997      1996
                                          ------    ------    ------    ------
Net sales ...........................      100.0%    100.0%    100.0%    100.0%
Gross margin ........................       39.8      39.9      37.4      38.5
Engineering, research and development        9.7       8.5       8.4       8.8
Selling and marketing ...............       19.9      16.9      17.3      17.2
Administrative and general ..........        8.4       7.4       7.3       7.5
Income from operations ..............        1.8       7.1       4.3       5.1
Settlement of securities litigation .         --       6.2        --       2.5
Income before income taxes ..........        1.1       0.7       3.9       2.2
Net income ..........................        0.7       0.5       2.5       1.4

Net sales for the third quarter of fiscal 1997 decreased by $1,407,000, a decrease of 7.7% compared to the third quarter of fiscal 1996. For the first nine months of fiscal 1997, net sales increased $9,552,000 or 18.7% compared to the first nine months of fiscal 1996. The following table sets forth certain product lines sales for the periods indicated:

                                 Three Months Ended          Nine Months Ended
                                      June 30,                    June 30,
                                 1997          1996          1997          1996
                               -------       -------       -------       -------
Assemblers .............       $ 8,930       $12,490       $36,902       $34,688
Screen printers ........         3,787         2,337        10,232         5,597
Reflow ovens ...........           961           722         3,134         2,238

The decrease in net sales in the third quarter of fiscal 1997 is a result of below plan bookings and the fact that some of the bookings for the quarter were not available for delivery until future periods. Assembler sales for the third quarter of fiscal 1997, when compared to the same quarter of last year, included sales of new products: the QSX-1, QSV-1, APS-1 and the recently introduced QSA-30. The QSA-30 is a relatively low-priced, high throughput assembler providing customers with a low cost per placement machine. Sales of screen printers have increased as a result of increased market penetration of the AVX 400 screen printer, which has a higher average selling price than other screen printer products produced by the Company. International sales represented approximately 49.7% and 46.9% of net sales for the third quarter of fiscal 1997 and 1996, and 41.8% and 40.9% of net sales for the first nine months of fiscal 1997 and 1996, respectively.

Gross margin for the third quarter of fiscal 1997 was 39.8% compared to 39.9% in the third quarter of fiscal 1996. Gross margin for the first nine months of fiscal 1997 decreased to 37.4% from 38.5% when compared to same period last year. This decrease was primarily attributable to a continuing shift in product mix from the "C" Series to the "Q" Series. Gross margin for the third quarter of fiscal 1997 improved by 3.4% from the 36.4% gross margin of last quarter. This improvement was primarily due to reductions in estimated inventory reserve provisions. The Company believes that gross margin for the fourth quarter will decrease from the third quarter of fiscal 1997 due to expected increased sales of the QSA-30, which contributes lower margins as it is manufactured by a third party. Additionally, the Company expects to ship some orders which for strategic reasons will carry lower margins.

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Engineering, research and development expenses increased $86,000 or 5.5% for the third quarter of fiscal 1997 over the third quarter of the prior year and increased $609,000 or 13.5% for the first nine months of fiscal 1997 when compared to the same period last year. The increase in R&D expenses for the
first  nine   months  of  fiscal  1997   includes   costs   associated   with  a
recently-formed semiconductor group the Company established to pursue opportunities in newly emerging packaging technologies, spending on other specific projects and relocation costs. The Company believes that engineering, research and development expenses will increase somewhat in the fourth quarter of fiscal 1997 over the third quarter of fiscal 1997.

Selling and marketing expenses increased $281,000 or 9.1% for the third quarter of fiscal 1997 over the third quarter of last year due to increased spending in the field service department. For the first nine months of fiscal 1997, selling and marketing expenses increased $1,736,000 or 19.8% when compared to the first nine months of fiscal 1996, in support of a sales volume increase of 18.7%. The Company expects that for the fourth quarter of fiscal 1997 overall selling and marketing expenses, excluding commissions, will remain relatively constant.

Administrative and general expenses increased $55,000 or 4.0% for the third quarter of fiscal 1997 as compared to the same quarter last year. For the first nine months of fiscal 1997, administrative and general expenses increased by $637,000 or 16.7% compared to the first nine months of fiscal 1996. The net increase in these expenses was the result of increases or decreases in certain components of expense, as follows: a $251,000 increase in allowances for bad debts (associated with higher levels of accounts receivable) and discounts on early payments of accounts receivable; costs of approximately $147,000 associated with the Company's relocation to new headquarters; severance costs of approximately $100,000 for a reduction in workforce in June; an $89,000 increase associated with professional services; a $70,000 decrease in investor relations costs; and overall expense increases associated with higher sales levels. The Company expects that administrative and general expenses will continue at approximately the same quarterly spending level as incurred in the third quarter for the fourth quarter of the fiscal year.

Income taxes of $68,000 and $828,000 represented an effective tax rate of 35.0% for the third quarter and first nine months of fiscal 1997 as compared to an effective tax rate of 38.0% in the same periods of the prior year. Income tax expense for fiscal 1997 differs from the amount that would result from applying the Federal statutory tax rate to pretax income primarily due to permanent differences in taxable income versus book income, partially offset by benefits realized from the Company's foreign sales corporation and from research and development tax credits. The Company expects its effective tax rate to remain at approximately 35.0% for the remainder of the fiscal year.

Backlog

As of June 30, 1997, the Company's backlog of orders was $12.6 million, compared to $12.5 million as of September 30, 1996 and $11.3 million as of June 30, 1996. Overall bookings for the third quarter of fiscal 1997 were $20.4 million as compared to bookings of $19.7 million in the second quarter of fiscal 1997, which is net of a $1.3 million canceled order booked in the prior quarter, and bookings of $20.7 million in the first quarter of fiscal 1997. The following table sets forth certain backlog information by product line for the periods indicated (in millions):

                                                       June 30,
                                                   1997        1996
                                                   ----        ----
         Assemblers                                $7.2        $7.4
         Screen printers                            1.9         1.1
         Reflow ovens                                .7          .9

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

The remainder of backlog consists of other products. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period.Backlog therefore may not necessarily be indicative of future sales.

Liquidity and Capital Resources

The Company's working capital as of June 30, 1997 was approximately $25.7 million, including cash balances of $1.9 million. At September 30, 1996, the Company had working capital of $23.3 million, including cash balances of $2.6 million. During the first nine months of fiscal 1997, net cash used in operations amounted to $6.2 million, principally due to increased inventory of approximately $4.9 million and accounts receivable of approximately $3.0 million. The build up of inventory was partially the result of below plan sales for the third quarter. The increase in accounts receivable was primarily due to a combination of increased sales with extended payment terms and timing of sales within the quarter. During the third quarter of fiscal 1997, over 50% of net sales occurred in the third month of the quarter compared to 32% in the third month of the fourth quarter of fiscal 1996.

Since April 1997, the Company has had an unsecured revolving line of credit that permits borrowing up to a maximum of $10,000,000 and bears interest at the bank's base rate of interest or, at the Company's option, LIBOR plus 1.30%. The Company pays a fee on the unused portion of the line of credit. This credit agreement expires in April 2000. This line of credit also contains various customary operating and reporting covenants and requires maintenance of certain financial ratios. As of June 30, 1997, borrowings under this line of credit were $5,925,000.

In April 1997, the Company also obtained a $3.1 million term loan. The proceeds were used to refinance an existing $3.5 million term loan incurred in the acquisition of SMTech Ltd., which at the time of refinancing had an outstanding balance of $2.1 million, and to finance furniture and fixtures purchased in connection with the Company's move to new headquarters in January 1997.

The Company believes that cash flows from operations, access to its line of credit and other current resources will provide adequate financing for the next year.

Account Receivable from Centennial

As of June 30, 1997, the Company's account receivable from Centennial in an aggregate amount of approximately $297,000 remained unpaid. Quad believes, based on information presented by Centennial, that the remaining outstanding balance will be paid in full by Centennial and, therefore, no allowance for bad debt for this receivable has been reserved in the June 30, 1997 financial statements.

Forward Looking Statements

The discussions above regarding the Company's expectations of future sales, gross margin, operating expenses, results of operations, scheduling of new product introductions and the ability of the Company to react to new market opportunities constitute forward-looking statements. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates in the SMT manufacturing industry, difficulties or delays in software functionality and performance, the timing of future software releases, product development delays or performance problems, failure to respond adequately either to changes in technology or to customer preferences, risks of nonpayment of accounts receivable or changes in forecasted costs.

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




                                                  QUAD SYSTEMS CORPORATION



Date: August 4, 1997                        By:    \s\ Anthony R. Drury
                                              ------------------------
                                                  Anthony R. Drury
                                                  Senior Vice President, Finance
                                                  and Chief Financial Officer