Form 10-K
period 1997-09-30
QUAD SYSTEMS CORP /DE/
filed 1997-12-29
CIK 899823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number 0-21504


                            QUAD SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    23-2180139
---------------------------------      -----------------------------------------
 (State or other jurisdiction          (I. R. S. Employer Identification Number)
of incorporation or organization)


2405 MARYLAND ROAD, WILLOW GROVE, PENNSYLVANIA           19090
----------------------------------------------         ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (215)  657-6202

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.03 PAR VALUE
          SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS
          -------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 22, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22,457,304*

As of December 22, 1997, 4,354,491 shares of common stock, $.03 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

----------

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

Quad Systems Corporation (the "Company" or "Quad") designs, manufactures, markets and supports surface mount technology ("SMT") and advanced packaging equipment used in the assembly of SMT printed circuit boards and advanced packages and other semiconductor assembly processes, primarily in low to medium volume production environments. The Company's assembly equipment facilitates and controls the handling and positioning of printed circuit boards and other substrates, and the precision placement of a broad range of electronic components and semiconductor dies. In conjunction with the Company's assembly equipment, the Company also offers component feeders, machine vision systems, and other peripherals. In addition, the Company sells turnkey systems incorporating the major elements of a complete surface mount production line: namely, a screen printer, an assembly system or systems, a reflow oven and material handling conveyors. The Company designs and manufactures its own assembly systems, reflow ovens and screen printers and supplies material handling conveyors purchased from third party sources. The Company also purchases an assembly system, the QSA-30, from Samsung Aerospace Industries, Ltd. ("Samsung"). From time to time, the Company examines the products it manufactures and those produced by third parties to determine whether the mix of products to be offered by the Company and those to be purchased from third party sources should be changed.

In SMT, printed circuit boards ("PCB") are prepared by screen-printing small quantities of solder paste on the numerous contact pads at the termination of each printed circuit board trace. Components are added to the printed circuit board by an assembly system that picks a component and precisely places it on trace terminations that have been so prepared with solder paste. Leads from each component, of which there may be as few as two or as many as several hundred, must be aligned with the contact pad to assure proper electrical connection. After the components are placed, the entire printed circuit board is heated to a temperature just above the melting point of the solder in the solder paste. The resulting reflow of the solder provides a permanent physical and electrical bond between each lead of each component and the pads and traces of the printed circuit board.

Advanced packaging combines semiconductor assembly processes and SMT assembly processes with a wide range of substrate materials to produce products that are significantly smaller, faster, lighter and occasionally more cost effective than those produced using older processes. The advanced packaging marketplace is emerging and customer requirements are not yet known with certainty. Advanced packaging includes processes such as "chip on board", "flip chip" and "chip scale" assembly. While this list of processes is not exhaustive, it includes those the Company believes are some of the most commercially feasible processes currently being utilized. The Company also believes that many yet-to-be developed advanced packaging processes eventually will be introduced which may require equipment functionality that the Company's products do not provide. In addition, the Company's products do not address all functionality requirements for all such existing processes. The Company is continuing to develop and market additional features for its assemblers, to attempt to respond to demands and needs of this emerging market. There can be no assurance that the Company will be successful in doing so. Additionally, new technologies may be introduced in the future which could cause advanced packaging to become obsolete.

The Company was incorporated in Pennsylvania in 1980 and changed its state of incorporation to Delaware in 1987.

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

Primary Surface Mount Assembly Equipment

                                                                                              FISCAL YEAR
        PRODUCT                            CAPABILITIES                MARKET FOCUS           INTRODUCED
----------------------------------------------------------------------------------------------------------

Quad QSP-2 (part of     Full range of fine pitch capability            Medium to                1994
the "Q" Series)         "QuadAlign" component centering                high volume
                        Placement rates of up to 14,000                SMT assembly
                        components per hour (CPH)                      market


Quad QSV-1 (part of     Full range of fine pitch capability            Medium to high           1997
the "Q" Series)         "QuadAlign" component centering                volume SMT
                        Placement rates of up to 7,000 CPH             assembly market

Quad APS-1 (part of     Suitable for advanced packaging processes      Ultra-high               1997
the "Q" Series)         including: Chip On Board, Flip Chip            precision SMT
                        and Chip Scale Packaging                       and semiconductor
                                                                       packaging market

Quad QSA-30             Limited range of fine pitch capability         Medium to high           1997
                         "QuadAlign" component centering               volume market
                        Placement rates of up to 13,300 CPH

Quad IVcMk2 (part       Full range of fine pitch capability            Low to medium            1994
of the "C" Series)      High accuracy placement                        volume market
                        "QuadAlign" component centering
                        Placement rates of up to 3,600 CPH per
                        head

Quad IIc                Limited range of fine pitch capability         Low to medium            1994
(part of the "C"        "QuadAlign" component centering                volume market
Series)                 Placement rates of up to 3,600 CPH
                        Entry level system


"Q" SERIES OF PRODUCTS

The "Q" Series multi-functional SMT assemblers offer a range of throughput rates, precision and capabilities. "Q" Series assemblers share several common technologies, including patented QuadAlign(TM), a component processing alignment system that allows the assembler to process fine pitch components "on-the-fly," the P4 (Pick-Pick-Place-Place) head and QSOFT(TM), Quad's proprietary software for electronic assembly machine programming and operation. QSOFT enables assemblers of the "Q" Series to be combined efficiently to form higher capacity production lines. In addition, all standard Quad component feeder systems and accessories are compatible with the "Q" Series assemblers and can be used in combination with the Company's docking feeder carts. Approximately 41% of the Company's fiscal 1997 net sales were attributable to sales of the "Q" Series including accessories.

Quad QSP-2

The QSP-2 is a high speed multi-functional "Q" Series assembler with fine pitch capabilities. The QSP-2 was the first Quad production assembler to utilize QuadAlign. Its ability to place a large range of components at high throughput rates provides flexibility in production line balancing, allowing easy optimization of production. The Quad QSP-2 is designed for applications with placement rates, depending upon customer applications, of up to 14,000 components per hour.

QSV-1

The QSV-1 is a medium volume multi-functional "Q" Series assembler with fine pitch capabilities. The QSV-1 is designed for applications with placement rates, depending upon customer application, of up to 7,000 components per hour.

APS-1

During fiscal 1997, the Company introduced the APS-1 (Advanced Packaging System) to address the emerging requirements of both the advanced SMT and the semiconductor packaging markets. The APS-1 utilizes patented QuadAlign, linear direct-drive servo motors and ultra-high resolution vision cameras to sustain fast, accurate placement of a broad range of both SMT components and semiconductor die. The APS-1 is designed to place semiconductor die, including flip chip on a variety of substrates, in addition to placing a broad range of SMT components at throughput rates of up to 5,000 components per hour, depending upon customer applications. The APS-1 has been designed to be flexible with optional modular subsystems to meet a variety of customer applications. Options currently available include the Multiple Wafer Presentation Systems, Waffle Pack Die and Component Presentation System and a Flux option to support flip chip processes.

Although the APS-1 was introduced in 1997, the product is still in the early stages of development. The Company's current version of the APS-1 includes features to address some requirements of advanced packaging systems. The
Company is continuing to develop and markets certain additional features of the APS-1 that currently do not have complete functionality or meet some customers requirements. The Company continually attempts to improve its products to expand and increase the functionality of the product, although there can be no assurance the Company will do so. Several APS-1 systems have been sold and installed at various locations throughout the world. Customer applications including "flip chip" and "chip on board" processes are currently meeting customer expectations. However, one specific application for "chip scale" packaging, which required adding heat to the bond head, has not met customer requirements, and accordingly, the customer has returned this system to Quad for additional testing, analysis and redesign.

QSA-30

During fiscal 1997, the company introduced the QSA-30 High Volume SMT Assembler, developed in partnership with and purchased from Samsung. The QSA-30 utilizes QuadAlign, Quad tape feeders and docking feeder carts. The Quad QSA-30 is designed for applications with placement rates, depending upon customer applications, of up to 13,300 components per hour, while placing components ranging in size from very small passive components to medium-sized non-fine pitch components.

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


"C" SERIES OF PRODUCTS

Quad IVcMk2

The Quad IVcMk2 is a high-accuracy assembler, providing a full range of fine pitch capability, which incorporates QuadAlign. The Quad IVcMk2 is a modular assembly system that can be configured with a wide variety of accessories, designed to meet the specific processing requirements of Quad's customers. The Company believes that this modular design is also attractive to many SMT customers, who prefer an initial high capability system that can be upgraded as their production requirements change. The Quad IVcMk2 replaced the Quad IVc and the Quad IIIc (which were formerly part of the "C" Series). Approximately 13% of the Company's fiscal 1997 net sales were attributable to sales of the current "C" Series and its predecessors, including accessories.

The Quad IVcMk2 is designed to be configured as a single unit, with placement rates of up to 3,600 components per hour, or as a multiple headed system (usually with up to two heads), with placement rates increasing up to 9,600 components per hour, depending upon customer applications. The Company markets its two-headed system under the name Quad IVcMk2/136. The Quad IVcMk2 is compatible with all accessories offered by the Company, including vision systems, software and a variety of feeders. The Company believes that the Quad IVcMk2 provides advantages from the standpoint of accuracy of its component positioning system and its superior vision system, as well as its ease and speed of programming, setup and changeover.

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

Reflow Ovens

The Company also sells convection dominant reflow ovens manufactured by its wholly-owned subsidiary Quad Europe Limited (QEL), acquired in 1993 and located in High Wycombe, England. These reflow ovens incorporate forced hot air, and convection heat, utilizing recirculated hot air. Oven features include a passive pre-heat section and an integrated thermal profiling system. Based on a modular frame design, Quad's convection reflow ovens are available in several models. Approximately 5% of the Company's fiscal 1997 net sales were attributable to sales of reflow ovens.

Profile Series of Ovens

The Company's high performance Profile Series reflow ovens feature what the Company believes is an advanced airflow and thermal dynamics technology to offer high production throughputs. Quad Profile Ovens feature QuadTherm(TM) heating modules, designed to generate highly accurate thermal profiles. Carefully balanced airflow velocity and volume uniformity are used to maintain a repeatable and stable process. The resulting thermal stability allows for the high speed reflow of advanced multi-layer printed circuit boards that incorporate ball grid arrays, multi-chip-modules and fine pitch technology. The Profile Series production rates match up to the current highest pick and place placement rates, equating to a 60% increase in thermal transfer rates over conventional forced air reflow ovens. Each oven in the Profile Series offers a modular, expandable design intended to respond to customers' continually changing production needs. Plug-in heating modules can be configured and re-configured to accommodate up to 14 independently controlled heating zones within an oven enclosure. The oven's flexibility is further increased through each heating module's built-in exhaust capability. Ease of operation is further enhanced by the adoption of a light pen operator interface.

During fiscal 1997, the Company introduced the Thermal Imaging option for the Profile Series reflow ovens. The Thermal Imaging option utilizes a computerized thermal camera inside the oven and an independent computer system to monitor and report the temperature at user selected points on each circuit board processed. The system monitors the temperature of board components, leads and solder paste and identifies temperature variations. Variations are then reported to the operator to aid in quality control.

QCR Series Ovens

The QCR Series reflow ovens are designed for low to medium volume production environments and for highly consistent reflow of assembled PCB. QCR ovens feature high mass heating modules, automatic start up with zonal power up, closed loop conveyor speed control, four channel PCB thermal profiling, automatic data logging, pneumatic powered hood lift, powered exhaust system, signal light tower, computer system with easy-to-use graphic display operating software, multi-level password protection, computer controlled rail width adjustment for edge rail and combination belt/rail oven configurations. Additional process enhancing options, such as nitrogen atmosphere, fume extractor, conveyor battery backup, top side cooling module and off load annunciator, are available. QCR ovens are available in two models with 4 or 8 independently controlled convection zones, and belt, rail or combination transport systems.

Screen Printers

The Company sells screen printers manufactured by SMTech Limited ("SMTech"), a subsidiary of Quad, acquired in 1995 and located in Dorchester, England. These screen printers offer high precision, repeatable application of solder paste onto printed circuit boards. The Company offers screen printers in a range of products, starting with a basic, benchtop screen printer for use in small contract manufacturing. Quad also offers semi-automatic screen printers that have motorized conveyer rails, programmable stencil cleaners, and other options. In fiscal 1996, Quad introduced a new in-line screen printer, the AVX 400(TM), which utilizes vision robotic roving cameras, under-screen cleaners, automatic paste dispensers and a Windows(TM) control system. Approximately 17% of the Company's fiscal 1997 net sales were attributable to sales of screen printers.

Material Handling Conveyors

Quad sells material handling conveyors manufactured by third parties. Such conveyors include circuit board loaders and unloaders, manual inspection stations and other conveyor systems. Conveyor systems automate the material transfer steps throughout the SMT assembly processing system.

QuadLine

The Company provides its customers with the major elements of turnkey SMT production lines, under the name "QuadLine," a service that integrates its full line of assembly equipment. The Company believes that offering the major elements of a turnkey production line system complements the Company's primary business of selling surface mount assemblers. The Company also believes that QuadLine enhances the Company's overall market position by providing customers a sole source of responsibility and service for, and increased compatibility among, the equipment in customers' assembly production lines. During fiscal 1997, net sales of such systems accounted for approximately 33% of net sales.


PERIPHERALS AND SERVICE

Component Feeders and Adhesive Dispensers

The Company manufactures a variety of tape, vibratory and waffle tray feeders. The Company also has an agreement with Samsung for Samsung to become the Company's sole supplier of component tape feeders. The contact covers six years and deliveries under the contract will commence in fiscal 1998. The Company's electronic tape feeders are available in 8mm, 12mm, 16mm, 24mm, 32mm, 44mm and 56mm formats and are compatible with all Quad assemblers. In addition, the Company offers a docking feeder cart that can be loaded with tape feeders off-line and rolled into place at the assembler when ready to use. This feature can greatly reduce the time involved in changing over the assembler from assembling one printed circuit board to another.

The Company's waffle tray handler can present up to twenty different waffle trays to the assembler and is compatible with the Quad QSP-2, QSV-1, QSA-30 and the Quad IVcMk2 and the Quad IIc. The Company's vibratory feeders are compatible with all of its assembly systems.

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

MANUFACTURING

The Company's principal manufacturing activities consist of sub-assembly, final assembly and testing of the Company's products in Willow Grove, Pennsylvania, of reflow ovens in High Wycombe, England and of screen printers in Dorchester, England. Virtually all of the Company's printed circuit board and machine parts, an increasing number of tape feeders and some of the Company's sub-assemblies are manufactured by third parties. Logistical and sourcing assistance, technical training for testing and debugging and quality and assurance coordination is provided to the Company's subcontractors on an ongoing basis to ensure quality and low cost production.

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

SALES AND MARKETING

The Company markets its products and services through a combination of a direct sales force, regional sales managers and manufacturers' representatives in the United States. At the end of fiscal 1997, the Company employed 29 people in sales and marketing, including 10 in direct sales and 14 manufacturers' representatives in the United States. In addition to the sales and service personnel located at the Company's headquarters in Willow Grove, Pennsylvania, the Company has sales or service personnel at 29 other locations in the United States and Canada.

Outside of the United States and Canada, the Company has a direct sales force in the United Kingdom and has sales representative arrangements with firms located in Brazil, India, Indonesia, Taiwan, Korea, Singapore (also covering Malaysia and Thailand), Hong Kong, China, Philippines, Australia and New Zealand, Israel and in several Western European countries. In connection with the SMTech acquisition, the Company also entered into a five-year consulting agreement with Mr. Dominique Henry, under which Mr. Henry advises the Company about prospective customers for the Company's products, principally in countries that comprised the former USSR or former member countries of the Warsaw Pact, which agreement expires in 1999.

Sales to customers outside of the United States represented approximately 44%, 43% and 39% of net sales in fiscal 1997, 1996 and 1995, respectively. The acquisition of QEL in fiscal 1993 enhanced the Company's presence in Europe, since QEL's manufacturing facilities are in England. The Company further expanded its activities in Europe with the acquisition of SMTech in 1995. The Company continues to increase its international selling efforts. During fiscal 1996, the Company penetrated the Japanese market with sales of the AVX 400 screen printer. For financial information on the Company's foreign operations, see Note 8 of Notes to Consolidated Financial Statements, included herein.

BACKLOG

Backlog of orders as of September 30, 1997, totaled $11.3 million compared to $12.5 million as of September 30, 1996. Backlog includes $6.7 million of assemblers, $1.5 million of screen printers and $.8 million of reflow ovens compared with $9.0 million of assemblers, $1.1 million of screen printers and $.8 million of reflow ovens as of September 30, 1996. The remainder of backlog consists of other products. The Company expects to ship all backlog orders outstanding at September 30, 1997 during fiscal 1998. It has been the

Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period. Therefore, backlog may not necessarily be indicative of future sales.

ENGINEERING, RESEARCH AND DEVELOPMENT

The Company's product development activities focus on improving system features, including accuracy, reliability and flexibility, while increasing placement rates and yield. These efforts include improvement of manufacturing techniques and enhancement and development of software used in the Company's products. In addition, the Company seeks to develop process systems that support advances in component packaging and device design technologies. These efforts produced QuadAlign, a component processing alignment system used in many of the Company's products; new products such as the APS-1, an advanced packaging system assembler and the QSV-1 (a "Q" Series product, both of which commenced shipment during 1997); enhanced software functionality in "Q" Series products and third party product integration software. These efforts may include obtaining additional research and development support from third parties.

Engineering, research and development is currently conducted at the Company's headquarters in Willow Grove, Pennsylvania, at QEL's headquarters in High Wycombe, England and SMTech's headquarters in Dorchester, England. Engineering, research and development expenses for fiscal 1997, 1996 and 1995 were approximately $6.8 million, $6.2 million and $4.8 million, respectively. This represented approximately 8.3%, 8.6% and 7.7% of net sales, for fiscal 1997, 1996 and 1995, respectively.

COMPETITION

The markets in which the Company competes are characterized by intense competition, rapid technological and product changes, changing market requirements and significant expenditures for product and market development. The Company has a number of present and potential competitors in its markets, many of whom have more diverse product lines and greater financial, marketing and other resources than the Company. The Company's major domestic competitors are Amistar Corp., BTU International, Inc., Conceptronic, Inc., Contact Systems, Inc., Heller Industries, Kulicke & Soffa Industries, Inc., MPM Corporation, MRSI, Palomar Products., Inc., Universal Instruments, Inc. and Vitronics Corp. The Company's principal foreign competitors are DeK Printing Machines, Inc., Fuji Heavy Machinery Company, Hitachi, Ltd., Mydata Automation, Inc., Panasonic Factory Automation Division of Matsushita Electric Corporation of America, Phillips SMD Technology, Inc., Sanyo High Technology Co., Ltd., Shinkawa Ltd., Siemens Factory Automation Inc., Toshiba Corp. and Zevatech, Inc.

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

The Company enters into technology licensing arrangements with others when it believes it is appropriate to do so. In July 1997, the Company reached an agreement with Samsung for the sale and distribution of the QSA-30 assembler. Under the terms of the agreement, the Company has an exclusive right to distribute and sell the QSA-30 assembler in North America, Europe and South America and a non-exclusive right to sell in Asia, except in Korea. The contract covers a term of two years, subject to extension, and has a targeted goal for Quad to purchase a minimum of 150 assemblers at a pre-determined price per unit during the first year of the contract, although Samsung's remedy if Quad fails to meet the target is to terminate the agreement. The number of assemblers to be purchased and their purchase price during the remainder of the contract is to be negotiated.

In June 1996, the Company also reached an agreement with Samsung. Under the terms of this agreement, the Company granted an exclusive license (subject to certain exceptions as to the Company) to Samsung for Samsung to become the Company's sole supplier of component tape feeders, which are currently used on all of the Company's placement systems. The contract covers a six year period and requires Quad to purchase a minimum of 40,000 component tape feeders with a value of at least $6.8 million during the first two years of the contract although Samsung's remedy if Quad fails to meet the target is to terminate the agreement. The number of tape feeders to be purchased during the remainder of the contract term is to be negotiated. Samsung is required to pay to Quad a total of $300,000, representing a combination of licensing fees and a reimbursement for expenses incurred in transferring technology to Samsung for use in production of the component tape feeders. The Company expects Samsung to begin to supply component tape feeders to the Company during fiscal 1998.

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

EMPLOYEES

At the end of fiscal 1997, the Company employed 363 persons on a full-time basis of which 269 were domestic and 94 were foreign based. None of the Company's employees are represented by a labor union, and the Company has experienced no labor actions, although the Company has laid off personnel from time to time. Management considers its relations with its employees to be good.

ITEM 2.   PROPERTIES

The Company maintains its headquarters and principal manufacturing facility in a leased 106,000 square foot facility in Willow Grove, Pennsylvania. The facility is leased for a term ending December 2006, and the monthly rental for the space is approximately $66,000 plus taxes, insurance and maintenance costs.

QEL occupies a 9,600 square foot facility in High Wycombe, England, for a term of 25 years with a current monthly rental of approximately $7,600 (at current exchange rates), plus taxes, insurance, maintenance and utilities. SMTech occupies a 19,000 square foot facility in Dorchester, England, for a term of 15 years with a current monthly rental of approximately $8,400 (at current exchange rates), plus taxes, insurance and maintenance costs. The Company believes that its existing facilities are adequate to meet its current needs.


ITEM 3.   LEGAL PROCEEDINGS

In July 1996, the Company was named a defendant in a patent infringement lawsuit filed by The Zevatech Group in Munich, Germany. The complaint alleges that the Company infringed on the plaintiff's German patents relating to pick and place assemblers. The Company has responded with an action against the plaintiff in Munich, Germany seeking to have such plaintiff's patents invalidated. Management believes the lawsuit to be without merit or that the Company has meritorious defenses and intends to vigorously defend itself against the lawsuit. Accordingly, no provision for this lawsuit has been recorded during fiscal 1996 or 1997.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

          EXECUTIVE OFFICERS, OTHER OFFICERS AND DIRECTORS

The executive officers, other officers and directors of the Company are as follows:


           NAME                 AGE                                POSITION
           ----                 ---                                --------
David W. Smith                  55      President, Chief Executive Officer and Director
Anthony R. Drury                55      Senior Vice President, Finance and Chief Financial Officer
Joseph L. Gasper                50      Senior Vice President, Operations
Ian H. Henderson                41      Senior Vice President, European Operations
John D. Dreibelbis              43      Vice President and Chief Technology Officer
Terry D. Ellis                  37      Vice President, North American Sales & Customer Support
Craig C. Ramsey                 44      Vice President, Product Assurance and Marketing
James R. Bergman                55      Director
Vahram V. Erdekian              49      Director
Robert P. Pinkas                44      Director
Lorin J. Randall                54      Director
David H. Young                  50      Director


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

Mr. Gasper has been Senior Vice President, Operations of the Company since October 1992.

Mr. Henderson has been the Company's Senior Vice President, European Operations since November 1996. Prior to November 1996, he was the Managing Director of Quad Europe Limited, a subsidiary of the Company.

Mr. Dreibelbis has been Vice President and Chief Technology Officer of the Company since March 1997. From September 1995 until March 1997, he was an engineering fellow at Kulicke & Soffa Industries, Inc. and from January 1989 to September 1995 he was founder and President of Blue Ridge Technologies.

Mr. Ellis has been Vice President, North American Sales and Customer Support since June 1997. From February 1997 until June 1997 he was Vice President, Customer Service Support. From June 1996 to February 1997, he served as the Company's Director of Customer Support. From April 1995 to June 1996, Mr. Ellis was the acting Director of Customer Support for MPM Corporation ("MPM"), a leading manufacturer of screen printers used in the SMT industry and a competitor of the Company. From February 1994 to April 1995, he was the manager of MPM's Technical Support Center in Rolling Meadows, IL. From July 1991 to February 1994, he was Manager, Customer Service Automation Support Center for Advanced Technology Laboratories, Inc.

Mr. Ramsey has been Vice President, Product Assurance and Marketing since January 1996. From November 1994 until January 1996, he was the Company's Vice President, Product Assurance. From July 1993 until November 1994, he was the Company's Vice President, Engineering. Prior to July 1993, he was the Company's Director of Engineering.

Mr. Bergman has served on the Board of Directors of the Company since 1982. He has been a general partner responsible for venture capital investments of DSV Partners III, L.P. and DSV Partners IV, L.P., venture capital firms, for more than five years. Since August 1996, Mr. Bergman has been a limited partner of Brantley Venture Management, L.P. Since November 1996, he has also been a Vice President of Brantley Capital Corporation. Mr. Bergman is also a director of Maxim Integrated Products, Inc. and DeCrane Aircraft Holdings, Inc., both of which are traded on NASDAQ.

Mr. Erdekian has served on the Board of Directors of the Company since July 1996. Since October 1996, he has been Vice President, Worldwide Manufacturing Operations of Bay Networks, Inc. ("Bay Networks"), a leader in the computer network industry. From October 1994 until October 1996, he was Vice President, Manufacturing Product Operations of Bay Networks. From September 1993 until October 1994, Mr. Erdekian was the Vice President, Manufacturing Operations of Wellfleet Communications, which merged with Synoptics Corporation to form Bay Networks in August 1994. Prior to September 1993, he was an operations consultant to private and public corporations.

Mr. Pinkas has served on the Board of Directors of the Company since 1982. Mr. Pinkas has been a general partner of Brantley Venture Partners, L.P. a venture capital firm, for more than five years. Since August 1996, Mr. Pinkas has also been a general partner of Brantley Venture Management, L.P. Mr. Pinkas is also a director of Gliatech, Inc., Pediatric Services of America, Inc., Medirisk, Inc. and Waterlink, Inc. Since November 1996, Mr. Pinkas has also been the Chairman of the Board, Chief Executive Officer, Treasurer and Director of Brantley Capital Corporation. Mr. Pinkas was the Company's Treasurer from March 1982 until October 1987.

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

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "QSYS." The quarterly range of high and low sales prices for fiscal 1997 and 1996 are set forth below:

FISCAL 1997                           HIGH               LOW
-----------                           ----               ---
First Quarter                        $ 12.25           $ 9.00
Second Quarter                       $ 14.50           $ 9.50
Third Quarter                        $ 11.00           $ 8.63
Fourth Quarter                       $ 10.38           $ 7.00

FISCAL 1996
-----------
First Quarter                        $  9.75           $ 6.50
Second Quarter                       $  8.00           $ 5.88
Third Quarter                        $  9.88           $ 6.38
Fourth Quarter                       $ 10.00           $ 7.00

NUMBER OF HOLDERS OF COMMON STOCK

At December 22, 1997, there were approximately 103 stockholders of record of the Company's Common Stock. Based on information obtained from the Company's transfer agent, the Company believes that the number of beneficial owners of its Common Stock is approximately 2,200.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payment of dividends is restricted under terms of the Company's credit agreements.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                           Year Ended September 30, (1)
                                                          -----------------------------------------------------------------
                                                            1997          1996          1995          1994          1993
                                                            ----          ----          ----          ----          ----

STATEMENT OF OPERATIONS DATA:                                           (In Thousands, Except Per Share Amounts)

Net sales                                                 $ 81,723      $ 71,591      $ 62,591      $ 50,776       $ 34,773
Cost of products sold                                       51,417        43,912        39,537        29,721         19,964
                                                          --------      --------      --------      --------      ---------
     Gross profit                                           30,306        27,679        23,054        21,055         14,809

Operating expenses:
     Engineering, research and development                   6,759         6,153         4,844         4,300          2,966
     Selling and marketing                                  14,197        12,076        10,276         8,313          5,947
     Administrative and general                              5,912         5,561         3,997         3,026          2,182
                                                          --------      --------      --------      --------      ---------
        Total operating expenses                            26,868        23,790        19,117        15,639         11,095
                                                          --------      --------      --------      --------      ---------
          Income from operations                             3,438         3,889         3,937         5,416          3,714
Interest (income) expense, net                                 381           195           124          (103)            22
Settlement of securities litigation                           --           1,287           180          --             --
                                                          --------      --------      --------      --------      ---------
Income before income taxes                                   3,057         2,407         3,633         5,519          3,692
Income tax expense (benefit)                                 1,070           915           945         1,336           (399)
                                                          --------      --------      --------      --------      ---------
     Net income                                           $  1,987      $  1,492      $  2,688      $  4,183       $  4,091
                                                          ========      ========      ========      ========      =========

Net income per share (2)                                  $   0.45      $   0.35      $   0.62      $   0.98       $   1.23
                                                          ========      ========      ========      ========      =========
Weighted average common and
     common equivalent shares (2)                            4,464         4,321         4,329         4,269          3,313

BALANCE SHEET DATA:

Working capital                                           $ 25,954      $ 23,317      $ 22,229      $ 19,074       $ 15,035
Total assets                                                50,037        43,823        41,175        29,919         23,969
Line of credit and current portion of long-term debt         5,540           700           700           200              6
Long-term debt                                               2,325         1,750         2,450           300            502
Stockholders' equity                                        30,778        28,091        26,380        22,171         17,647

----------

(1) For ease of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September. Fiscal 1997, which ended on September 28, 1997, and fiscal 1995 through 1993 which ended on September 24, 1995, September 25, 1994 and September 26, 1993, respectively, each included 52 weeks. Fiscal 1996, which ended on September 29, 1996, included 53 weeks.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For ease of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September. Fiscal 1997, which ended on September 28, 1997, and fiscal 1995, which ended on September 24, 1995, each included 52 weeks. Fiscal 1996, which ended on September 29, 1996, included 53 weeks.

The following table sets forth for the years indicated certain financial data as a percentage of net sales:

                                               YEAR ENDED SEPTEMBER 30,
                                           -------------------------------
                                            1997         1996        1995
                                            ----         ----        ----

Net sales                                   100.0%      100.0%      100.0%
Gross margin                                 37.1        38.7        36.8
Engineering, research and development         8.3         8.6         7.7
Selling and marketing                        17.4        16.9        16.4
Administrative and general                    7.2         7.8         6.4
Income from operations                        4.2         5.4         6.3
Income before income taxes                    3.7         3.4         5.8
Net income                                    2.4         2.1         4.3

Net Sales. The Company derives net sales from the sale of its assembly products and peripherals, screen printers, reflow ovens, the resale of products manufactured by third-parties and services. Sales are recorded upon shipment of products configured to meet customer application requirements. Net sales increased $10,132,000 or 14.2% in 1997 and $9,000,000 or 14.4% in 1996 over net sales in the respective preceding years. The increase in net sales in 1997 was primarily attributable to commencement of sales of newly introduced products and to increased sales of recently introduced products. Net sales for 1997 included $16,200,000 of sales for the QSV-1 assembler, the QSA-30 assembler and the APS-1 assembler, for which no sales were recognized during the prior year. Additionally, net sales of products first introduced in 1996 contributed an incremental $7,700,000 to net sales in 1997.

Sales of the "Q" series of products, excluding the Q1000 and QSA-30, which do not incorporate "Q-Soft" software, represented 40.7% and 34.4% of net sales in 1997 and 1996, respectively. The increase of the "Q" series to 40.7% of net sales primarily reflects commencement of shipment of the QSV-1 assembler. Sales of the "C" series of products represented 13.1% and 30.0% of net sales in 1997 and 1996, respectively. The Company believes that sales of the "C" series will continue to decrease.

Net sales also included increased sales of screen printers and reflow ovens as sales under "Quadline" have continued to expand. "Quadline" is the Company's marketing program offering the major elements of SMT production lines on a turnkey basis, including assemblers, screen printers and reflow ovens. During 1997 and 1996, sales of such systems accounted for approximately 33% and 30% of net sales, respectively.

The Company continues to experience international growth. The Company derives its international sales from two wholly-owned foreign subsidiaries in England that both manufacture and sell products, as well as from international sales shipped from its U.S. operations. International sales increased to $35.7 million in 1997 from $30.6 million in 1996, an increase of 16.7%. International sales accounted for

43.7%, 42.8% and 38.6% of the Company's net sales for the years 1997, 1996 and 1995, respectively. The Company believes that international sales will continue to be a significant percentage of net sales.

In 1996, net sales increased $9,000,000 or 14.4% over 1995. The growth in net sales during 1996 was primarily due to the inclusion in sales for a full year of the QSP-2 assembler and commencement of sales of the AVX-400 screen printer, the QSX-1 assembler and the "Profile" series of reflow ovens. Sales of "Q" series products represented 34.4% and 16.6% of net sales in 1996 and 1995, respectively. The increase in "Q" series sales reflected increased market penetration and market acceptance of the QSP-2 and, as previously noted, commencement of shipment of the QSX-1. Sales of the "C" series of products represented 30.0% and 43.4% of net sales in 1996 and 1995, respectively. The Company believes that the decrease in sales of the "C" series was due to sales of the QSP-2 product and increased competition. 1996 sales also included increased sales of screen printers as 1996 was the first full year of inclusion of sales from SMTech Limited, which was acquired in early 1995. In addition, sales of screen printers and reflow ovens also increased as sales under "Quadline" expanded.

Sales results for any particular year may not be indicative of results for future years. The rate of technological change in the SMT industry, including advances in component packaging, device design technologies and required software development, together with intense competition, represent continuous pressures on the Company. The Company believes that the SMT industry is entering the initial stages of a transition period with respect to certain aspects of the technology and marketing of SMT products, with a focus on advanced packaging technology. Failure by the Company to successfully respond in a timely fashion to such changes and competition or to customers' requirements, with enhanced products and marketing, would have a material adverse effect on the Company. There can be no assurance that the Company will be successful in responding to such changes or in meeting such requirements. In addition, the nature and extent of such changes and requirements and the Company's ability to respond to such changes and requirements cannot be predicted. With respect to the Company's near-term expectations, order bookings activity to date in the first quarter of fiscal 1998 has been below prior expectations. This rate of order bookings could adversely affect net sales and gross margins as competition increases for those orders.

Gross Margin. Gross margin (gross profit as a percentage of net sales) decreased to 37.1% in 1997 from 38.7% in 1996 and decreased to 36.3% in the fourth quarter of 1997 from 39.8% in the third quarter of 1997. Gross profit during these comparative periods was negatively affected by lower margins in all major product lines as a result of competitive pricing pressures and from commencement of sales of the QSA-30, which contributes lower margins as a result of it being manufactured by a third party. Gross margin for 1997 was also adversely affected by a continuing shift in product mix from the "C" series to the "Q" series. The Company expects that competitive pressures and product mix will cause gross margin for the first half of fiscal 1998 to decline further from the 36.3% level achieved in the fourth quarter of 1997. However, the Company believes that if it is successful in increasing sales of the recently introduced APS-1 assembler, which is expected to have higher margins, and also achieves success in the second half of 1998 with other new products and product enhancements, gross margin improvement could commence during the second half of fiscal 1998. There can be no assurance, however, that the Company will be successful in these efforts, especially in view of the rate of technological change and issues that ordinarily arise in the introduction of a new advanced technology product. Several APS-1 systems have been sold and installed at various locations throughout the world. Customer applications including Flip Chip and Chip on Board processes are currently meeting customer expectations. However, one specific application for Chip Scale packaging, which required adding heat to the bond head, has not met customer requirements, and accordingly, the customer has returned this system to Quad for additional testing, analysis and redesign.

In 1996, gross margin increased to 38.7% from 36.8% in 1995. Gross margin improved as a result of higher margins from sales of the "C" series, screen printers and the absence of a provision for product returns and allowances relating to the "Q" series, partially off-set by lower margins on the "Q" series.

The Company believes that the "C" series gross margin improvement was due to fewer sales of higher discounted multiple-headed "C" series products. Gross margins on screen printer sales also improved as the Company was no longer a reseller of screen printers subsequent to the acquisition of SMTech. "Q" series gross margins decreased as a result of expanded sales to contract manufacturers, which in turn resulted in lower average selling prices, and with low margins on the then recently introduced QSX-1.

Engineering, Research and Development Expenses. Engineering, research and development expenses increased $606,000 or 9.8% in 1997 over 1996 due to increased spending to support product development activities related to the APS-1 assembler, a new screen printer to be introduced in 1998 and continuing enhancements to the "Profile" series of reflow ovens. The APS-1 assembler is an advanced packaging assembler product that is being developed to meet new market opportunities taking place in semiconductor packaging technologies, such as chip scale packaging and flip chip assembly. However, there can be no assurance that the Company will successfully market and sell the APS-1 assembler.

During 1996, engineering, research and development expenses increased $1,309,000 and were 27.0% higher than the preceding year, supporting product development activities related to an expanded "Q" series product line, the AVX-400 screen printer and the new "Profile" series of reflow ovens.

Selling and Marketing Expenses. Selling and marketing expenses increased $2,121,000 or 17.6% in 1997 as compared to last year. This increase was primarily due to expenses associated with higher sales volume, higher commission rates associated with changes to the Company's sales incentive programs, increased promotion and trade show costs and higher field service customer support costs.

During 1996, selling and marketing expenses increased $1,800,000 or 17.5% compared to the prior year. This increase was primarily due to expenses associated with higher sales volume, higher advertising and trade show costs, a change in the Company's sales and service management structure, increased hiring of personnel in support of international sales and higher spending in support of customer demonstrations.

Administrative and General Expenses. Administrative and general expenses increased $351,000 or 6.3% over last year, primarily reflecting an increased provision for doubtful accounts associated with a higher accounts receivable balance partially attributable to timing of sales within the fourth quarter of fiscal 1997.

In 1996, administrative and general expenses increased $1,564,000 or 39.1% over the preceding year reflecting increased employee compensation, a full year of expenses after the acquisition of SMTech, costs incurred in connection with the Company's planned relocation and consolidation to a new operating and manufacturing facility, increased operating costs associated with the expansion of SMTech into larger facilities and legal costs associated with the patent litigation discussed below.

Income Tax Expense. The Company's effective income tax rate was 35.0%, amounting to $1,070,000 in 1997, 38.0%, amounting to $915,000 in 1996 and 26.0%, amounting to $945,000 in 1995. Income tax expense differs from the amount that would result from applying the Federal statutory tax rate to pretax income primarily due to permanent differences in taxable income versus book income, partially offset by benefits realized from the Company's foreign sales corporation. The decrease in the 1997 effective tax rate is principally due to a non-recurring benefit from research and development tax credit claims associated with prior years. The Company expects an effective tax rate in the 37%-38% range for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $26.0 million as of September 30, 1997, including cash balances of $2.0 million, compared to working capital of $23.3 million as of September 30, 1996, including cash balances of $2.6 million. The most significant change to working capital from the prior year was an increase in accounts receivable of $5.4 million financed principally by $4.9 million of incremental borrowings under the Company's unsecured revolving line of credit. The primary reason for the increase in accounts receivable was the timing of sales within the fourth quarter of fiscal 1997 compared to the same period last year.

The Company has a revolving line of credit agreement which permits borrowings up to a maximum of $10,000,000 and bears interest at the bank's base rate of interest (6.9% as of September 30, 1997) or at the Company's option, the bank's prime rate or LIBOR plus 1.30% when the outstanding balance is greater than $500,000. This line of credit is secured by a pledge by the Company's United Kingdom holding company, Quad Systems Holdings Limited, of 65% of the outstanding shares of its two wholly-owned United Kingdom operating subsidiaries. The Company pays a fee of .25% on the unused portion of the line of credit. This credit agreement expires in April 2000. The line of credit agreement restricts the payment or declaration of any dividends on an annual basis in excess of 50% of such year's pre-tax income. This line of credit agreement also contains various operating and reporting covenants and requires maintenance of certain financial ratios. As of September 30, 1997, total borrowings under this line of credit were $4,920,000. Prior to April 1997, the Company had a revolving line of credit that permitted borrowings up to a maximum of $8,000,000 with similar terms as in the $10,000,000 credit agreement.

Subsequent to September 30, 1997, the Company obtained an increase to its existing line of credit whereby an additional $2,500,000 is available. This $2,500,000 increase expires on April 30, 1998.

The Company invested $2,099,000 in equipment and leasehold improvements in 1997 as compared to $1,559,000 in 1996 and $1,077,000 in 1995. During January 1997,
the Company relocated its corporate headquarters and U.S. manufacturing facility to a leased facility in Willow Grove, Pennsylvania. This new facility is being leased for a period of ten years and provides the Company with additional capacity to allow for continued growth and the opportunity for increased efficiencies in its manufacturing operations. Capital spending for 1997 included significant costs associated with site preparation and internal furnishings for the new facility in addition to significant expenditures supporting upgrades to computer hardware and software. Most of these expenditures are not expected to repeat next year, and therefore, the Company expects that 1998 capital additions will be lower than the 1997 level, although there can be no assurance that the Company will achieve this objective.

In 1995, the Company obtained a $3,500,000 term loan to finance the acquisition of SMTech. During 1997, the Company obtained a new $3,100,000 term loan, the proceeds of which were used to pay off the outstanding balance of the then existing term loan in the amount of $2,100,000 and to finance leasehold improvements and furniture and fixtures purchased in connection with the Company's move to the new facility noted above.

The Company believes that existing cash balances and borrowing capacity will be sufficient for the Company to meet its working capital needs through fiscal 1998.

BACKLOG

Backlog of orders as of September 30, 1997, totaled $11.3 million compared to $12.5 million as of September 30, 1996. Backlog includes $6.7 million of assemblers, $1.5 million of screen printers and $.8 million of reflow ovens compared with $9.0 million of assemblers, $1.1 million of screen printers and $.8 million of reflow ovens as of September 30, 1996. The remainder of backlog consists of other products. The Company expects to ship all backlog orders outstanding at September 30, 1997 during fiscal 1998. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period. Therefore, backlog may not necessarily be indicative of future sales.

SAMSUNG AGREEMENTS

In July 1997, the Company reached an agreement with Samsung Aerospace Industries, Ltd. ("Samsung") for the sale and distribution of the QSA-30 assembler. Under the terms of the agreement, the Company has an exclusive right to distribute and sell the QSA-30 assembler in North America, Europe and South America and a non-exclusive right to sell in Asia, except in Korea. The contract covers a term of two years, subject to extension, and has a targeted goal for Quad to purchase a minimum of 150 assemblers at a pre-determined price per unit during the first year of the contract, although Samsung's remedy if this target is not met is to terminate the agreement. The number of assemblers to be purchased and their purchase price during the remainder of the contract is to be negotiated.

In June 1996, the Company reached an agreement with Samsung for the supply of component tape feeders. Under the terms of this agreement, the Company granted an exclusive license (subject to certain exceptions in favor of the Company) to Samsung for Samsung to become the Company's sole supplier of component tape feeders, which are currently used on all of the Company's placement systems. The contract covers a six year period and requires Quad to purchase a minimum of 40,000 component tape feeders with the value of at least $6.8 million during the first two years of the contract, although Samsung's remedy if this target is not met is to terminate the agreement. The number of tape feeders to be purchased during the remainder of the contract term will be negotiated. Samsung is required to pay to Quad a total of $300,000 representing a combination of licensing fees and a reimbursement for expenses incurred in transferring the Company's technology to Samsung for use in the production of the component tape feeders. The Company expects Samsung to begin to supply component tape feeders to the Company during fiscal 1998.

PATENT INFRINGEMENT LAWSUIT

In July 1996, the Company was named a defendant in a patent infringement lawsuit filed by The Zevatech Group in the federal district court in Munich, Germany. The complaint alleges that the Company infringed on the plaintiff's German patents relating to pick and place assemblers. The Company has responded with an action against the plaintiff in Munich, Germany seeking to have such plaintiff's patents invalidated. Management believes the lawsuit to be without merit or the Company has meritorious defenses and intends to vigorously defend itself against the lawsuit. Accordingly, no provision for this lawsuit has been recorded during 1996 or 1997.

SETTLEMENT OF SECURITIES LITIGATION

In March 1995, a shareholder of the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania (the "Action") against the Company, two of its executive officers and two of its directors (one of which was also sued as an executive officer) alleging that, during the period December 23, 1994 through March 7, 1995, the defendants knowingly or recklessly misrepresented or omitted material information about the Company, its prospects and earnings, and knowingly or recklessly misrepresented or omitted information about the status and operation of certain software used in the Company's products in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and common law. During the year ended September 30, 1996, the Company, to avoid the uncertainties of litigation and without admitting any wrongdoing of any of the claims alleged in the Action, entered into a final settlement agreement and related documents, which has received court approval. Under this agreement, the Company, together with its directors and officers liability insurer, paid an aggregate of $2,450,000 in settlement of all claims. Total cost (including legal fees) to the Company, net of the amount paid by such insurer, was $1,467,000


IMPACT OF YEAR 2000 SOFTWARE ISSUES

The Company believes that the advent of the Year 2000 will not cause material issues in regard to either its internal business operating systems or its internal engineering research and development systems. However, the Company has not determined the impact, if any, on software that either is currently being or previously was provided to its customers.

Accordingly, the Company is undertaking a study to determine the extent, if any, that software currently or previously supplied by the Company needs to be modified to accommodate customer requirements. The cost of this study and any resulting modifications required, if any, can not be reasonably estimated at this time but may be material.

The Company also plans to initiate formal communications with all of its significant suppliers in an effort to determine the extent to which the Company may be vulnerable to those third parties who fail to remediate their own year 2000 issues. However, upon completion of this project, there can be no assurance that the systems of other companies on which the Company relies will be timely converted, or that such failure to convert by another company would not have an adverse effect on the Company.


FORWARD LOOKING STATEMENTS

The discussions above regarding the Company's expectations of future sales, gross margins, operating expenses, facilities relocation, scheduling of new product introductions, quote activity, order bookings, expected shipment dates, and supply of tape feeders and assemblers manufactured by a third party include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates in the SMT manufacturing industry and the intensity of competition, product development delays or performance problems or difficulties in penetrating the advanced packaging market, difficulties or delays in software functionality and performance, the timing of future software releases, failure to respond adequately either to changes in technology or to customer preferences, failures in the source of supply for tape feeders or assemblers manufactured by a third party, failure to successfully defend itself against the patent infringement litigation, risks of nonpayment of accounts receivable or changes in forecasted costs, including unexpected required additional engineering costs.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1997 and 1996. This information is derived from unaudited financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation when read in conjunction with the consolidated financial statements and footnotes of the Company.


                                              Fiscal 1997 Quarter Ended                            Fiscal 1996 Quarter Ended
                                -------------------------------------------------   ------------------------------------------------

                                Sept. 30,     June 30,      Mar. 31,     Dec. 31,   Sept. 30,     June 30,      Mar. 31,    Dec. 31,
                                  1997         1997          1997         1996        1996         1996          1996        1995
                                  ----         ----          ----         ----        ----         ----          ----        ----
                                                              (In thousands, except per share amounts)

Net sales                        $21,071      $16,975      $21,712      $21,965      $20,491      $18,382      $15,834      $16,884
Gross profit                       7,639        6,762        7,905        8,000        7,991        7,328        6,472        5,888
Engineering, research and
  development                      1,642        1,651        1,905        1,561        1,645        1,565        1,528        1,415
Selling and marketing              3,695        3,383        3,426        3,693        3,310        3,102        2,930        2,734
Administrative and general         1,464        1,420        1,409        1,619        1,750        1,365        1,283        1,163
Income from operations               838          308        1,165        1,127        1,286        1,296          731          576
Net income                           448          127          707          705          786           84          354          268

Net income per share             $  0.10      $  0.03      $  0.16      $  0.16      $  0.18      $  0.02      $  0.08      $  0.06
Weighted average common and
   common equivalent shares        4,435        4,462        4,520        4,446        4,362        4,328        4,289        4,310



The following table sets forth for the quarters indicated the percentage of net sales represented by the indicated items:



                                             Fiscal 1997 Quarter Ended                     Fiscal 1996 Quarter Ended
                                 --------------------------------------------   -------------------------------------------------
                                 Sept. 30,    June 30,    Mar. 31,   Dec. 31,   Sept. 30,    June 30,     Mar. 31,    Dec. 31,
                                   1997        1997        1997       1996        1996        1996         1996        1995
                                   ----        ----        ----       ----        ----        ----         ----        ----

Net sales                         100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Gross margin                       36.3%       39.8%       36.4%       36.4%       39.0%       39.9%       40.9%       34.9%
Engineering, research and
   development                      7.8%        9.7%        8.8%        7.1%        8.0%        8.5%        9.7%        8.4%
Selling and marketing              17.5%       19.9%       15.8%       16.8%       16.2%       16.9%       18.5%       16.2%
Administrative and general          6.9%        8.4%        6.5%        7.4%        8.5%        7.4%        8.1%        6.9%
Income from operations              4.0%        1.8%        5.4%        5.1%        6.3%        7.1%        4.6%        3.4%
Net income                          2.1%        0.7%        3.3%        3.2%        3.8%        0.5%        2.2%        1.6%



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and consolidated financial statements and financial statement schedule of the Company required by this item are filed as exhibits hereto, are listed under Item 14(a)(1) and (2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is contained in Part I of the Form 10-K, and is hereby incorporated by reference thereto.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the 1934 Act requires the Company's officers and directors and persons who own more than ten percent of its Common Stock to file reports with the Securities and Exchange Commission disclosing their ownership of stock in the Company and changes in such ownership. Copies of such reports are also required to be furnished to the Company. Based solely on a review of the copies of such reports received by it, the Company believes that, during fiscal 1997, all such filing requirements were complied with, except that Mr.
Smith filed one late Form 4 to report a sale of 351 shares of Common Stock..

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid and accrued during each of the last three fiscal years to the Company's Chief Executive Officer and each of the other persons serving as the Company's four other executive officers as of the end of the Company's last fiscal year.

                           SUMMARY COMPENSATION TABLE


                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                          ANNUAL COMPENSATION            AWARDS
                                                      --------------------------     ------------
                                                                                      SECURITIES         ALL OTHER
                                                        SALARY           BONUS        UNDERLYING        COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR           ($)             ($)         OPTIONS (#)         ($) (1)
---------------------------                ----           ---             ---         -----------         -------

David W. Smith                             1997         195,700          45,000          10,000           1,000
    President and Chief Executive          1996         190,000         154,875          20,000           1,000
    Officer                                1995         169,731          22,500          10,000           1,000

Joseph L. Gasper                           1997         133,900          15,000           5,000           1,000
    Senior Vice President,                 1996         130,000          88,500          10,000           1,000
    Operations                             1995         119,885          20,000           5,000           1,000

Anthony R. Drury                           1997         128,750          20,000           5,000           1,000
    Senior Vice President, Finance         1996         125,000          88,500          10,000           1,000
    and Chief Financial Officer            1995         113,885          11,000           5,000           1,000

Ian H. Henderson                           1997          98,980          18,588           4,000           6,124
    Senior Vice President,                 1996          80,828          12,507           7,000             674
    European Operations                    1995          73,480          31,268           5,000            --

Terry D. Ellis(2)                          1997          90,000          12,000          21,000            --
    Vice President,                        1996          25,309           5,000           5,000            --
    North American Sales and
    Customer Support


(1) Consists of the Company's matching payments under its 401(k) Plan, except for Mr. Henderson for whom the amounts shown represent the Company's contribution under an English personal pension plan.

(2) Mr. Ellis joined the Company in June 1996, and his annualized base salary was then expected to be approximately $80,000.

STOCK OPTION GRANTS

The following table sets forth certain information with respect to individual grants of stock options during the year ended September 30, 1997 to the Company's Chief Executive Officer and each of the Company's four other executive officers.



                                                                                               POTENTIAL REALIZABLE VALUE
                                                                                                AT ASSUMED ANNUAL RATES
                                                                                              OF STOCK PRICE APPRECIATION
                                              INDIVIDUAL GRANTS                                     FOR OPTION TERM (1)
                         -------------------------------------------------------------        ----------------------------
                          NUMBER OF        % OF TOTAL
                          SECURITIES        OPTIONS
                          UNDERLYING       GRANTED TO        EXERCISE
                           OPTIONS         EMPLOYEES          OR BASE
                           GRANTED         IN FISCAL           PRICE        EXPIRATION
     NAME                  (#) (2)           YEAR             ($/SH)           DATE              5% ($)           10%($)
     ----                  -------           ----             ------           ----              ------           ------

David W. Smith              10,000             4.5%          $  8.625         09/11/07          $ 54,242         $137,460

Joseph L. Gasper             5,000             2.2%          $  8.625         09/11/07          $ 27,121         $ 68,730

Anthony R. Drury             5,000             2.2%          $  8.625         09/11/07          $ 27,121         $ 68,730

Ian H. Henderson             4,000             1.8%          $  8.625         09/11/07          $ 21,697         $ 54,984

Terry D. Ellis              15,000             6.7%          $ 10.625         03/05/07          $100,230         $254,003
                             5,000             2.2%          $ 10.000         07/24/07          $ 31,445         $ 79,687
                             1,000             0.4%          $  8.625         09/11/07          $  5,424         $ 13,746
                            ------            ----                                              --------         --------
                            21,000             9.3%                                             $137,099         $347,436



(1) Potential realizable value is based on the assumed annual growth rates compounded annually for the ten-year option term. The dollar amounts set forth under this heading are the result of calculations at the 5% and 10% assumed rates set by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the stock price of the Company.

(2) The options granted in September 1997, with terms of 10 years, vest and become exercisable on September 11, 2002. The 15,000 options and the 5,000 options granted to Mr. Ellis in March 1997 and July 1997, respectively, vest in five annual installments beginning one year after the date of grant.

STOCK OPTION EXERCISES AND HOLDINGS

The following table sets forth information relating to options exercised during the year ended September 30, 1997 by the Company's Chief Executive Officer and each of the Company's four other executive officers and presents the value of unexercised options held by such individuals as of September 30, 1997:


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


                                                            NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                                                             OPTIONS AT FISCAL              IN-THE-MONEY OPTIONS AT
                                                                YEAR END (#)                FISCAL YEAR END ($) (2)
                                                         -----------------------------    ------------------------------
                         SHARES             VALUE
                      ACQUIRED ON         REALIZED
     NAME               EXERCISE           ($) (1)       EXERCISABLE     UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
     ----               --------           -------       -----------     -------------    -----------      -------------

David W. Smith              5,000         $ 35,205          150,000           62,500         $428,750         $ 23,125
Joseph L. Gasper           16,000         $137,996           37,500           29,750         $ 56,188         $  9,875
Anthony R. Drury             --           $   --             56,300           29,750         $152,538         $  9,875
Ian H. Henderson             --           $   --             13,334           21,333         $ 15,001         $  6,250
Terry D. Ellis               --           $   --              1,000           25,000         $    625         $  2,500


----------

(1) Value realized is based upon the difference between the last sale price of the Company's Common Stock on The Nasdaq Stock Market on the dates of exercise and the exercise price of the options, multiplied by the number of shares acquired on exercise of the option.

(2) Total value of "in-the-money" unexercised options is based upon the difference between the last sale price of the Company's Common Stock on The Nasdaq Stock Market on September 26, 1997 ($8.125 per share) and each exercise price of the various "in-the-money options" held by such person, multiplied by the number of "in-the-money" option shares.


COMPENSATION OF DIRECTORS

Non-employee directors of the Company are paid a $1,000 fee for attendance at each meeting and a $250 fee for each telephonic meeting of the Board of Directors. The directors are also reimbursed for their out-of-pocket expenses incurred in connection with the meetings. Effective July 24, 1997, each non-employee director in office on each October 1 commencing October 1, 1998 shall be paid a $5,000 retainer for services provided to the Company for the prior year or, to the extent such person did not so serve for the entire prior year, such retainer payment will be made on a pro rata basis for the period served.

Pursuant to the terms of the Company's 1993 Stock Option Plan (the "Plan"), as amended on July 24, 1997, each non-employee director, upon first being elected to the Board of Directors after July 24, 1997, shall be granted an option to purchase 6,000 shares of Common Stock exercisable in three equal installments on the first three anniversary dates of the date of grant, at an exercise price equal to the fair market value of the shares on the date of grant. In addition, each such director will receive a grant of 2,000 shares with an exercise price determined on the same basis every year thereafter, which options become exercisable on the third anniversary of the date of grant. Also on July 24, 1997, each non-employee director was granted an option to purchase an additional 3,000 shares exercisable over three years, so that the optionee shall have the right to exercise the option with respect to one third of the shares covered thereby commencing on the first anniversary of the date of grant with respect to the initial grant received upon first being elected to the Board of Directors.

To date, each of Messrs. Bergman, Pinkas, Randall and Young has received, under the Plan, 10,000 options for their service as directors, at exercise prices ranging from $7.00 to $11.25 and Mr. Erdekian has received a total of 7,000 options for his services, at exercise prices ranging from $7.50 to $10.00

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

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

Annual Compensation

Annual cash compensation is comprised of a base salary and a bonus award. The Committee establishes annual salaries by evaluating individual performances and the level of the executive's responsibility and experience. In addition, the Committee considers marketplace valuations of comparable executives of other companies in related industries, comparable in size with the Company, although salary determinations have not been based upon any specific criteria of compensation. Nevertheless, the members of the Stock Option and Compensation Committee, who either are affiliated with venture capital firms (Mr. Bergman) or a NYSE company (Mr. Erdekian) and have experience in setting compensation for companies in similar stages of development, believe that salaries of the executive officers in fiscal 1997 were modest, considering the scope of the Company's operations and the respective responsibilities and achievements of the executive officers. Annual adjustments in base salaries typically are made effective at the beginning of the fiscal year for which they are intended to apply and therefore reflect in large part prior year's business and individual performance achievements. During fiscal 1997, salary increases for the executive officers (except for Mr. Ellis and Mr. Henderson) were three percent. The increases in salary for Mr. Ellis and Mr. Henderson reflect their promotions to Vice President of North American Sales and Customer Support and Senior Vice President of European Operations, respectively.

Bonus awards are made pursuant to criteria established toward the beginning of each fiscal year. A portion of the bonus, which comprised approximately 70% of the maximum bonus payable during the 1997 fiscal year, is non-discretionary and in 1997 is based upon the Company's achievement of specified levels of net income determined by the Committee in the relevant fiscal year. The amount of bonus is subject to minimum and maximum specified levels of net income. The Company's net income was less than the minimum net income level previously determined by the Committee; accordingly, the non-discretionary bonuses were not paid to any of the executives.

The remaining portion of the bonus is discretionary and is based on the Committee's judgment concerning the achievement by the executive officer of certain stated objectives specifically related to that executive's functional responsibilities. The executive officers received a range from 50% to 86% of the discretionary bonuses, based upon the Committee's assessment of the level of achievement with respect to the stated objectives. If maximum bonuses are awarded, the amounts are reduced by the amount of the Company's contributions to its 401(k) and profit sharing plans for the employee. The discretionary bonus for Mr. Smith was based on criteria that included, among others, (i) improvement of customer satisfaction and reduction in warranty costs; (ii) completion of the semiconductor strategic plan and (iii) joint venture for development of new products.

Long Term Compensation - Stock Options

The stock option component of the executive officers' compensation package is designed to provide incentive for the enhancement of stockholder value, since the full benefit of stock option grants will not be realized unless there has been appreciation in per share values over several years. In this regard, options have been granted at fair market value on the date of grant and vest in five years, except for certain options granted to Mr. Ellis which vest in equal annual installments over five years. The number of shares subject to each grant is set at a level intended to create an opportunity for stock ownership based on the officer's current position with the Company and the individual's personal performance in recent periods. The Committee also takes into account the number of vested and unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Committee does not adhere to any specific guidelines as to the relative option holdings of the Company's executive officers. The options granted to each executive officer is detailed in the Option Grants in Last Year table.

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


     JAMES R. BERGMAN                         VAHRAM V. ERDEKIAN


PERFORMANCE GRAPH

The chart below compares the cumulative total stockholder return of the Company with the cumulative total return on the S & P 500 Stock Index and the Hambrecht & Quist Technology Index. Information relating to the Company begins on May 12, 1993 (the first date on which the Company's Common Stock was publicly traded).

                 COMPARISON OF 51 MONTH CUMULATIVE TOTAL RETURN*
     AMONG QUAD SYSTEMS CORPORATION, THE S & P 500 INDEX AND THE HAMBRECHT &
                             QUIST TECHNOLOGY INDEX



                              5/12/93       9/93       9/94     9/95      9/96      9/97
                              -------       ----       ----     ----      ----      ----
Quad Systems Corporation         100         197        200      126       128       113
S & P 500                        100         104        108      140       169       237
H & Q TECHNOLOGY                 100         104        119      199       220       341

----------

* $100 invested on 5/12/93 in stock or on 4/30/93 in index-including reinvestment of dividends.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The table below sets forth certain information as of December 22, 1997 regarding the beneficial ownership (as defined in regulations of the Securities and Exchange Commission) of Common Stock of (i) each director and executive officer of the Company; (ii) each nominee for director; (iii) all directors and executive officers as a group; and (iv) each person known to the Company to own beneficially 5% or more of its Common Stock. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the owners listed. Shares issuable pursuant to the exercise of stock options are included in the table below if such options are currently exercisable or exercisable by February 20, 1998 (60 days after the date above).

                                               NUMBER OF           PERCENT
       NAME                                     SHARES            OF CLASS
       ----                                     ------            --------

James R. Bergman(1)                             53,254                1.2%
Anthony R. Drury(1)                             76,865                1.8%
Terry D. Ellis(1)                                1,000                 *
Vahram V.  Erdekian                              2,000                 *
Joseph L. Gasper(1)                             41,500                1.0%
Ian H. Henderson(1)                             16,667                 *
Lorin J. Randall(1)                             32,338                 *
Robert P. Pinkas(1)                             38,890                 *
David W. Smith(1)                              171,008                3.9%
David H. Young(1)                               36,000                 *
All Directors and Executive                    469,522               10.8%
Officers as a group(1)(10 persons)
FMR Corp.(2,4)                                 421,700                9.7%
   82 Devonshire Street
   Boston, MA 02109
Cowen & Company(3,4)                           259,800                6.0%
  Financial Square
  New York, NY 10005

----------

*    Less than 1%.

1. The amounts shown include shares covered by options exercisable within 60 days of December 22, 1997, as follows: 4,000 shares each, Messrs. Bergman, Randall, Pinkas and Young; 1,000 shares each, Messrs. Erdekian and Ellis; 60,300 shares, Mr. Drury; 41,500 shares, Mr. Gasper; 13,334 shares, Mr. Henderson; 160,000 shares, Mr. Smith; and 293,134 shares, all directors and executive officers as a group.

2. FMR Corp., as the parent holding company of Fidelity Management and Research Company, its wholly-owned subsidiary, owns the shares reported. FMR Corp. has sole dispositive power with respect to all of the shares reported.

3. Cowen and Company has both shared dispositive and voting power with respect to all of the shares reported.

4. Based solely on information contained in filings with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the 1934 Act.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1997, the Company purchased from Two Technologies, Inc. ("Two Technologies") certain hand-held computers used in the Company's products. David
H. Young, a director of the Company, is the President of Two Technologies. The Company paid a total of $38,837. Also during fiscal 1997, Two Technologies purchased SMT process equipment from the Company in amounts totaling $243,421. The Company's transactions with Two Technologies were made at prices and on terms comparable to other arms'-length purchases and sales by the Company and the Company believes that such was also the case with respect to Two Technologies' transactions with the Company.

During fiscal 1997, the Company received general contracting services for leasehold improvements at its Willow Grove facility from a son of Joseph L. Gasper, the Senior Vice President, Operations of the Company. The amount paid in fiscal 1997 totaled $70,855. Mr. Gasper has informed the Company that, other than his familial relationship with his son, who does not reside in Mr. Gasper's household, Mr. Gasper has no direct or indirect interest in the services provided by his son to the Company.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Auditors.

     Consolidated Balance Sheets as of September 30, 1997 and 1996.

     Consolidated Statements of Income for the years ended September 30, 1997, 1996 and 1995.

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements.

2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Schedule II - Valuation and Qualifying Accounts.

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

3.   LISTING OF EXHIBITS

  EXHIBIT
    NO.         DESCRIPTION
    ---         -----------

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

      o*10.2    1993 Stock Option Plan, as amended.

     *10.3.1 Deferred Compensation Agreement dated September 30, 1994, between the Company and David W. Smith - Incorporated by references to Exhibit 10.3.1 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995.

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

       10.5 Lease dated August 27, 1996, between the Registrant and Marave Associates, L.P. - Incorporated by reference to Exhibit 10.5.2 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

       10.6 Agreement dated March 19, 1993, among the Registrant, A.S.Z. de Ferranti and Ferranti Limited, relating to the Registrant's acquisition of ZCR Limited (now Quad Europe Limited) Incorporated by reference to Exhibit 10.5.1 to the Registrant's Registration Statement on Form S-1 (No. 33-60588) filed with the Securities and Exchange Commission on April 5, 1993.

    o10.7.1 Credit Agreement dated April 11, 1997, between the Company and CoreStates Bank, N.A.

    o10.7.2 First Amendment to Credit Agreement dated September 11, 1997, between the Company and CoreStates Bank, N.A.

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

     *10.10 Agreement dated June 20, 1996 between the Registrant and Samsung Aerospace Industries, Ltd.-Incorporated herein by reference to
                Exhibit 10.1 filed under Form 10-Q for the period ended June 23, 1996 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

     o10.11 Agreement dated March 19, 1997, between the Registrant and Samsung Aerospace Industries, Ltd. (portions redacted pursuant to application to SEC for confidential treatment to certain provisions).

     *10.12 Quad Systems Corporation Employee Stock Purchase Plan, as amended - Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (No. 33-93436) filed with the Securities and Exchange Commission on June 20, 1997.

       o*11     Statement regarding computation of per share earnings.

       o*22     Subsidiaries of the registrant.

       o*23     Consent of Ernst & Young LLP.

       o*27     Financial Data Schedule.

     (b) Reports on Form 8-K.

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

                                  QUAD SYSTEMS CORPORATION

                                  By:   /s/ DAVID W. SMITH
                                        ---------------------------
                                          David W. Smith, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




    /S/ DAVID W. SMITH             Principal Executive               December 29, 1997
--------------------------         Officer and Director
David W. Smith


    /S/ ANTHONY R. DRURY           Principal Financial               December 29, 1997
--------------------------         and Accounting Officer
Anthony R. Drury


    /S/ JAMES R. BERGMAN           Director                          December 29, 1997
--------------------------
James R. Bergman


    /S/ VAHRAM V. ERDEKIAN         Director                          December 29, 1997
--------------------------
Vahram V. Erdekian


    /S/ ROBERT P. PINKAS           Director                          December 29, 1997
--------------------------
Robert P. Pinkas


    /S/ LORIN J. RANDALL           Director                          December 29, 1997
--------------------------
Lorin J. Randall


    /S/ DAVID H. YOUNG             Director                          December 29, 1997
--------------------------
David H. Young


                            QUAD SYSTEMS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors.............................................F-2

Consolidated Balance Sheets as of September 30,
1997 and 1996..............................................................F-3

Consolidated Statements of Income for the
Years Ended September 30, 1997, 1996 and 1995..............................F-4

Consolidated Statements of Stockholders'
Equity for the Years Ended
September 30, 1997, 1996 and 1995..........................................F-5

Consolidated Statements of Cash Flows for the
Years Ended September 30, 1997, 1996 and 1995..............................F-6

Notes to Consolidated Financial Statements.................................F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Quad Systems Corporation

We have audited the accompanying consolidated balance sheets of Quad Systems Corporation as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quad Systems Corporation at September 30, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
October 31, 1997

                            QUAD SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS


                                                                                                 SEPTEMBER 30,
                                                                                            1997               1996
                                                                                            ----               ----

Current assets:
  Cash and cash equivalents                                                               $  1,981           $  2,636
  Accounts receivable, net of allowance for doubtful accounts-
      $788 and $633 at September 30, 1997 and 1996, respectively                            20,234             15,076
  Inventory:
      Raw materials                                                                          8,478              7,951
      Work in process                                                                        2,017              3,400
      Finished goods                                                                         6,602              4,961
                                                                                          --------           --------
                                                                                            17,097             16,312
  Deferred income taxes                                                                      2,593              2,450
  Prepaid expenses and other current assets                                                    983                825
                                                                                          --------           --------
       Total current assets                                                                 42,888             37,299
Equipment and leasehold improvements:
  Machinery, equipment, and software                                                         5,365              5,333
  Furniture and fixtures                                                                     1,099                964
  Leasehold improvements                                                                       678              1,055
                                                                                          --------           --------
                                                                                             7,142              7,352
  Less accumulated depreciation and amortization                                            (3,937)            (4,865)
                                                                                          --------           --------
                                                                                             3,205              2,487
Deferred income taxes                                                                          699                673
Goodwill, net of accumulated amortization                                                    2,831              3,115
Other assets                                                                                   414                249
                                                                                          --------           --------
Total assets                                                                              $ 50,037           $ 43,823
                                                                                          ========           ========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                                         $  4,920           $   --
   Accounts payable                                                                          3,908              4,770
   Accrued commissions                                                                       1,885              1,169
   Accrued warranty                                                                          1,355              1,488
   Accrued expenses                                                                          1,145              1,511
   Employee compensation and related taxes                                                   1,141              1,861
   Deferred service revenue                                                                  1,035                732
   Customer deposits                                                                           696              1,301
   Current portion of long-term debt                                                           620                700
   Income taxes payable                                                                        229                450
                                                                                          --------           --------
        Total current liabilities                                                           16,934             13,982

Long-term debt, less current portion                                                         2,325              1,750

Stockholders' equity:
  Preferred Stock, par value $.01 per share; authorized shares:
      1,000,000; no shares issued at September 30, 1997 and 1996                              --                 --
  Common Stock, par value $.03 per share; authorized shares:
      15,000,000; shares issued: 4,337,467 and 4,255,022 at
      September 30, 1997 and 1996, respectively                                                130                128
  Additional paid-in-capital                                                                24,345             23,713
  Retained earnings                                                                          6,445              4,458
  Foreign currency translation                                                                  34                (32)
  Less treasury stock, at cost, 13,908 shares at September 30, 1997
    and 1996                                                                                  (176)              (176)
                                                                                          --------           --------
       Total  stockholders' equity                                                          30,778             28,091
                                                                                          --------           --------
Total liabilities and stockholders' equity                                                $ 50,037           $ 43,823
                                                                                          ========           ========


See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                       YEAR ENDED SEPTEMBER 30,
                                             -------------------------------------------
                                               1997             1996              1995
                                               ----             ----              ----

Net sales                                    $81,723           $71,591           $62,591
Cost of products sold                         51,417            43,912            39,537
                                             -------           -------           -------
          Gross profit                        30,306            27,679            23,054

Operating expenses:
     Engineering, research and
       development                             6,759             6,153             4,844
     Selling and marketing                    14,197            12,076            10,276
     Administrative and general                5,912             5,561             3,997
                                             -------           -------           -------
                                              26,868            23,790            19,117
                                             -------           -------           -------
     Income from operations                    3,438             3,889             3,937
Interest expense                                 484               304               234
Interest income                                 (103)             (109)             (110)
Settlement of securities litigation             --               1,287               180
                                             -------           -------           -------
Income before income taxes                     3,057             2,407             3,633
Income tax expense                             1,070               915               945
                                             -------           -------           -------
     Net income                              $ 1,987           $ 1,492           $ 2,688
                                             =======           =======           =======

     Net income per share                    $  0.45           $  0.35           $  0.62
                                             =======           =======           =======

Weighted average common and
  common equivalent shares                 4,463,813         4,321,177         4,328,974
                                           =========         =========         =========



See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)





                                               COMMON STOCK
                                         -----------------------    ADDITIONAL                 FOREIGN
                                            SHARES                  PAID-IN     RETAINED      CURRENCY     TREASURY    STOCKHOLDERS'
                                         OUTSTANDING     AMOUNT     CAPITAL     EARNINGS    TRANSLATION      STOCK        EQUITY
                                         -----------     ------     -------     --------    -----------      -----        ------


Balance at September 30, 1994              4,012,301   $     121   $  21,899   $     278       $   49       $    (176)    $  22,171

Net income                                      --          --          --         2,688          --             --          2,688
Compensation expense related
  to the issuance of stock options              --          --            20        --            --             --             20
Restricted Common Stock issued
  in purchase of SMTech Limited               50,372           1         566        --            --             --            567
Restricted Common Stock issued upon
  conversion of convertible notes issued
  in purchase of Quad Europe Limited          83,333           2         498        --            --             --            500
Common Stock issued under
  employee benefit plans                      50,944           2         187        --            --             --            189
Tax benefit related to stock
  options exercised                             --          --           265        --            --             --            265
Foreign currency translation adjustment         --          --          --          --             (20)          --            (20)
                                           ---------   ---------   ---------   ---------     ---------      ---------    ---------
Balance at September 30, 1995              4,196,950         126      23,435       2,966            29           (176)      26,380

Net income                                      --          --          --         1,492          --             --          1,492
Compensation expense related
  to the issuance of stock options              --          --            11        --            --             --             11
Common Stock issued under
  employee benefit plans                      44,164           2         259        --            --             --            261
Tax benefit related to stock
  options exercised                             --          --             8        --            --             --              8
Foreign currency translation adjustment         --          --          --          --             (61)          --            (61)
                                           ---------   ---------   ---------   ---------     ---------      ---------    ---------
Balance at September 30, 1996              4,241,114         128      23,713       4,458           (32)          (176)      28,091

Net income                                      --          --          --         1,987          --             --          1,987
Compensation expense related
  to the issuance of stock options              --          --             5        --            --             --              5
Common Stock issued under
  employee benefit plans                      82,445           2         528        --            --             --            530
Tax benefit related to stock
  options exercised                             --          --            99        --            --             --             99
Foreign currency translation adjustment         --          --          --          --              66           --             66
                                           ---------   ---------   ---------   ---------     ---------      ---------    ---------
Balance at September 30, 1997              4,323,559   $     130   $  24,345   $   6,445     $      34      $    (176)   $  30,778
                                           =========   =========   =========   =========     =========      =========    =========


See accompanying notes.

                                          QUAD SYSTEMS CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)



                                                                             YEAR ENDED SEPTEMBER 30,
                                                                             ------------------------
                                                                       1997            1996             1995
                                                                       ----            ----             ----
OPERATING ACTIVITIES
Net income                                                           $ 1,987          $ 1,492          $ 2,688

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation and amortization                                    1,800            1,643            1,078

      Provision (recovery) for losses on accounts receivable             204             (153)             260
      Provision (recovery) for sales returns and allowances             (288)            (288)             643
      Provision for deferred income taxes                               (169)            (163)          (1,065)
      Stock option compensation                                            5               11               20
      Changes in operating assets and liabilities, net:

           Accounts receivable                                        (5,362)           2,419           (3,561)
           Inventory                                                    (785)          (3,350)          (2,686)
           Other assets                                                 (392)            (364)              84
           Accounts payable                                             (862)            (376)           2,031
           Accrued expenses                                              503              451             (224)
           Employee compensation and related taxes                      (718)             743              175
           Deferred service revenue                                      303              455               (1)
           Customer deposits                                            (605)             814               54
           Income taxes payable                                         (122)            (154)             411
                                                                     -------          -------          -------
Net cash (used in) provided by operating activities                   (4,501)           3,180              (93)

INVESTING ACTIVITIES

Net purchases of equipment and leasehold improvements                 (2,099)          (1,559)          (1,077)
Purchase of SMTech Limited, net of cash acquired                        --                --            (3,307)
                                                                     -------          -------          -------
Net cash used in investing activities                                 (2,099)          (1,559)          (4,384)

FINANCING ACTIVITIES
Proceeds from line of credit                                           4,920              --               --
Proceeds from term loan                                                3,100              --               --
Principal payments on long-term debt                                  (2,605)            (700)            (350)
Common Stock issued under employee benefit plans                         530              261              189
Proceeds from term loan incurred to purchase
  SMTech Limited                                                        --                --             3,500
                                                                     -------          -------          -------
Net cash provided by (used in) financing activities                    5,945             (439)           3,339


(Decrease) increase in cash and cash equivalents                        (655)           1,182           (1,138)
Cash and cash equivalents at beginning of year                         2,636            1,454            2,592
                                                                     -------          -------          -------
Cash and cash equivalents at end of year                             $ 1,981          $ 2,636          $ 1,454
                                                                     =======          =======          =======

See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995


1.  DESCRIPTION OF THE BUSINESS

The Company designs, manufactures, markets and supports surface mount technology ("SMT") and advanced packaging equipment used in the assembly of SMT printed circuit boards and advanced packages and other semiconductor assembly processes, primarily in low to medium volume production environments.

2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Quad Systems Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 financial statements.

FISCAL YEAR

For ease of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September. Fiscal 1997, which ended on September 28, 1997, and fiscal 1995, which ended on September 24, 1995, each included 52 weeks. Fiscal 1996, which ended on September 29, 1996, included 53 weeks.

CASH FLOWS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplemental disclosure of cash flow information (in thousands):



                                                                  YEAR ENDED SEPTEMBER 30,
                                                            -------------------------------------
                                                              1997          1996           1995
                                                              ----          ----           ----

Schedule of noncash activity:

Tax benefit related to employee stock benefit plans         $   99         $    8         $  265
                                                            ======         ======         ======
Restricted Common Stock issued in purchase of
  SMTech Limited                                            $ --           $ --           $  567
                                                            ======         ======         ======
Restricted Common Stock issued upon conversion
  of convertible notes issued in purchase of
  Quad Europe Limited -- 83,333 shares                      $ --           $ --           $  500
                                                            ======         ======         ======

Cash paid during the year for:

Interest                                                    $  483         $  316         $  152
                                                            ======         ======         ======

Income taxes                                                $1,678         $1,183         $1,600
                                                            ======         ======         ======


                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995

INVENTORY

The Company values its inventory at the lower of cost (first-in, first-out method) or market.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation on assets is provided using the straight-line method over the estimated useful lives of the related assets.

GOODWILL

Goodwill is amortized on a straight-line basis over ten years. The carrying value of goodwill is evaluated whenever changes in circumstances indicate the carrying amount of goodwill may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of goodwill. If the anticipated undiscounted future cash flows are less than the carrying amount of such goodwill, the Company recognizes an impairment loss for the difference between the carrying amount of the goodwill and its estimated fair value. Accumulated amortization was $1,207,000, $828,000 and $438,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

PRODUCT WARRANTY

The financial statements reflect accruals for potential product warranty claims based on the Company's claim experience. Such costs are accrued at the time sales are recognized.

REVENUE RECOGNITION

Revenue from the sale of products is generally recognized upon shipment. Service and support revenues are recognized over the life of the relevant contract on a straight-line basis. Such revenues were $1,522,000, $1,276,000 and $934,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's United Kingdom subsidiaries are translated into U. S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Net assets are translated at the exchange rate at the end of the fiscal year. Income and expense items are translated at the average exchange rate during the year. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity. Gains and losses resulting from foreign currency

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995


transactions are included in the income statement. Net foreign currency transaction gains or losses are not material in any of the years presented.

NET INCOME PER SHARE

Net income per share is calculated by dividing net income by the weighted average number of common and common equivalent shares (stock options and stock purchase plan shares) outstanding during the period.

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share,"("SFAS 128") which is required to be adopted for annual and quarterly periods ended after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share (referred to as basic earnings per share under SFAS 128), the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the years ended September 30, 1997 and 1995 of $.01 and $.03 per share, respectively. There was no impact on earnings per share for the year ended September 30, 1996. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these years is not expected to be material.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Note 7 of these notes includes the required disclosures and pro forma information provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation,"("SFAS 123"). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995


3. DEBT OBLIGATIONS

Long-term debt consists of the following (in thousands):

                                                                     SEPTEMBER 30,
                                                                 --------------------

                                                                 1997            1996
                                                                 ----            ----

Term loan, requiring quarterly principal payments of
  $155,000, bearing interest at 7.95% per annum and
  maturing in April 2002. The term loan contains various
  covenants and requires maintenance of certain ratios
  as defined in the loan agreement                               $2,945         $ --

Term loan which required quarterly principal payments of
  $175,000, bearing interest at the bank's prime rate or
  an applicable margin above LIBOR or the bank's CD
  rate.  This loan was repaid in April 1997                        --            2,450
                                                                 ------         ------
                                                                  2,945          2,450
Less current portion                                                620            700
                                                                 ------         ------
                                                                 $2,325         $1,750
                                                                 ======         ======



Maturities of long-term debt outstanding at September 30, 1997 are as follows:
$620,000-1998; $620,000-1999; $620,000-2000; $620,000-2001; $465,000-2002.

The Company has a revolving line of credit agreement which permits borrowings up to a maximum of $10,000,000 and bears interest at the bank's base rate of interest (6.9% as of September 30, 1997) or at the Company's option, the bank's prime rate or LIBOR plus 1.30% when the outstanding balance is greater than $500,000. This line of credit is secured by a pledge by the Company's United Kingdom holding company, Quad Systems Holdings Limited, of 65% of the outstanding shares of its two wholly-owned United Kingdom operating subsidiaries. The Company pays a fee of .25% on the unused portion of the line of credit. This credit agreement expires in April 2000. The line of credit agreement restricts the payment or declaration of any dividends on an annual basis in excess of 50% of such year's pre-tax income. This line of credit agreement also contains various operating and reporting covenants and requires maintenance of certain financial ratios. As of September 30, 1997, total borrowings under this line of credit were $4,920,000. Prior to April 1997, the Company had a revolving line of credit that permitted borrowings up to a maximum of $8,000,000 with similar terms as in the $10,000,000 credit agreement. The weighted average interest rates on short-term borrowings for the years ended September 30, 1997 and 1996 were 7.47% and 8.69%, respectively.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995


4.  COMMITMENTS

As of September 30, 1997, the Company has the following commitments for future minimum lease payments under various operating leases for real estate and equipment (in thousands):

        1998                          $    1,144
        1999                               1,060
        2000                               1,054
        2001                               1,030
        2002 and thereafter                4,980

Rent expense was $980,000, $692,000 and $497,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

In July 1997, the Company reached an agreement with Samsung Aerospace Industries, Ltd. ("Samsung") for the sale and distribution of the QSA-30 assembler. Under the terms of the agreement, the Company has an exclusive right to distribute and sell the QSA-30 assembler in North America, Europe and South America and a non-exclusive right to sell in Asia, except in Korea. The contract covers a term of two years, subject to extension, and has a targeted goal for Quad to purchase a minimum of 150 assemblers at a predetermined price per unit during the first year of the contract, although if the target is not met Samsung's remedy is limited to terminating the agreement. The number of assemblers to be purchased and their purchase price during the remainder of the contract is to be negotiated.

In June 1996, the Company also reached an agreement with Samsung for the supply of component tape feeders. Under the terms of this agreement, the Company granted an exclusive license (subject to certain exceptions in favor of the Company) to Samsung for Samsung to become the Company's sole supplier of component tape feeders, which are currently used on all of the Company's placement systems. The contract covers a six year period and requires Quad to purchase a minimum of 40,000 component tape feeders with the value of at least $6.8 million during the first two years of the contract, although if the target is not met Samsung's remedy is limited to terminating the agreement The number of tape feeders to be purchased during the remainder of the contract term will be negotiated. Samsung is required to pay to Quad a total of $300,000, representing a combination of licensing fees and a reimbursement for expenses incurred in transferring the Company's technology to Samsung for use in the production of the component tape feeders. The Company expects Samsung to begin to supply component tape feeders to the Company during fiscal 1998.

5.  INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components (in thousands):


                             YEAR ENDED SEPTEMBER 30,
                             ------------------------
                       1997            1996           1995
                       ----            ----           ----
Pretax income:

United States         $2,942         $2,279         $2,817
Foreign                  115            128            816
                      ------         ------         ------
                      $3,057         $2,407         $3,633
                      ======         ======         ======

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995


Income tax expense for the fiscal years ended September 30, 1997, 1996 and 1995 consists of (in thousands):

                                      YEAR ENDED SEPTEMBER 30,
                                      ------------------------

                             1997             1996             1995
                             ----             ----             ----

Current:
  Federal                  $   887          $   688          $ 1,619
  State                         19             --                211
  Foreign                      333              358              389
                           -------          -------          -------
                             1,239            1,046            2,219
Deferred:
  Federal                      (73)             (57)          (1,106)
  State                        (47)              19             (135)
  Foreign                      (49)             (93)             (33)
                           -------          -------          -------
                              (169)            (131)          (1,274)
                           -------          -------          -------
Income tax expense         $ 1,070          $   915          $   945
                           =======          =======          =======

A reconciliation of the Company's effective income tax rate to the federal statutory rate is as follows:


                                                 YEAR ENDED SEPTEMBER 30,
                                                 ------------------------
                                           1997           1996            1995
                                           ----           ----            ----

Federal statutory rate                     34.0%          34.0%          34.0%
Change in valuation allowance for
   deferred tax assets                       --            2.1%         (14.6%)
State taxes, net of federal benefit          --           (1.0%)          1.8%
Permanent -- goodwill                       4.0%           5.5%           2.7%
Permanent -- other                          1.5%           2.0%           1.3%
Foreign sales corporation benefit          (3.9%)         (5.8%)         (1.3%)
Research and development tax credit        (6.7%)         (2.1%)           --
Other                                       6.1%           3.3%           2.1%
                                           ----           ----           ----
Effective tax rate                         35.0%          38.0%          26.0%
                                           ====           ====           ====

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                    SEPTEMBER 30,
                                                                    -------------
                                                                1997            1996
                                                                ----            ----
Deferred tax assets:
    Research and development tax credit carryforwards         $   552          $   407
    Net operating loss carryforwards                               50              372
    Tax credit carryforwards                                       84               84
    Inventory and accounts receivable reserves                  1,553            1,447
    Warranty and other accruals                                   301              386
    Deferred service and other unearned revenue                   542              331
    Deferred compensation                                          96               84
    Other                                                         220              133
                                                              -------          -------
Total deferred tax assets                                       3,398            3,244
Valuation allowance for deferred tax assets                       (50)             (50)
                                                              -------          -------
Deferred tax assets, net                                        3,348            3,194
Deferred tax liability:
    Prepaid expenses                                               56               71
                                                              -------          -------
Net deferred tax assets                                       $ 3,292          $ 3,123
                                                              =======          =======



At September 30, 1997, the Company has the following net operating loss and tax credit carryforwards (in thousands):

                                                AMOUNT        EXPIRATION DATE
                                                ------        ---------------

      State net operating loss                   $760         1998
      Research and development tax credit         552         2002 to 2005
      Investment tax credit                        55         1998 to 2001
      Alternative minimum tax credit               29         indefinite


6. STOCKHOLDERS' EQUITY

Under the Company's Certificate of Incorporation, the Board of Directors, at its discretion, may issue up to 1,000,000 shares of preferred stock and establish the voting, dividend, liquidation, and other rights, designations and preferences of the preferred shares. At September 30, 1997, no shares of preferred stock were outstanding.

Subsequent to September 30, 1997, the Company adopted a Stockholder Rights Plan (the "Plan") designed to protect the Company's stockholders in the event of an attempt to acquire control of the Company on terms which do not deal fairly with all of the Company's stockholders. Under the Plan, the Company distributed one right per Common Stock on the stated record date, which becomes exercisable in certain events involving the acquisition of 15% or more of the Company's Common Stock. Upon the occurrence of such an event, each right entitles its holder to purchase one one-hundredth of a share of a new series of preferred stock at a price of $45.00. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the Company's stock or shares in an "acquiring entity" at half of market value.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995


7.  STOCK PLANS AND EMPLOYEE BENEFITS

Stock Option Plans

The Company has adopted stock option plans, as amended (the "Plans"), under which incentive stock options and non-incentive stock options may be granted to employees and other qualified individuals. The Plans provide that the option price shall not be less than the fair market value of the shares on the date of grant and that no portion of the option may be exercised beyond ten years from that date. Options vest as determined by the Stock Option and Compensation Committee of the Board of Directors (the "Committee"). The Plans provide for full vesting of the option in the event there is a Change of Control (as defined in the Plans). The Committee has the authority to determine the number, terms and type of stock options to be granted. No additional options may be granted under the 1986 Stock Option Plan. The 1993 Stock Option Plan provides for the issuance of up to 900,000 shares of Common Stock pursuant to the exercise of options.

Changes in the number of outstanding options and number of available shares for grant under the Plans are summarized as follows:



                                                       NUMBER OF SHARES
                                                    -----------------------
                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                     UNDER        EXERCISE
                                                    AVAILABLE        OPTION        PRICE
                                                    ---------        ------        -----

Outstanding, September 30, 1994                      260,313        583,821       $ 6.58
  Granted                                           (147,250)       147,250        12.46
  Exercised                                             --          (50,944)        3.69
  Canceled                                            35,580        (35,580)       10.44
                                                    --------       --------       ------
Outstanding, September 30, 1995                      148,643        644,547         7.94
  Additional shares reserved for issuance            300,000           --           --
  Granted                                           (232,000)       232,000         7.94
  Exercised                                             --          (11,064)        3.05
  Canceled                                            81,213        (81,213)        9.79
  Shares expired from 1986 plan                      (32,331)          --           --
                                                    --------       --------       ------
Outstanding, September 30, 1996                      265,525        784,270         7.81
  Granted                                           (243,400)       243,400         9.77
  Exercised                                             --          (54,797)        5.72
  Canceled                                           129,821       (129,821)        9.17
  Shares expired from 1986 plan                       (5,638)          --           --
                                                    --------       --------       ------
Outstanding, September 30, 1997                      146,308        843,052       $ 8.31
                                                    ========       ========       ======

At September 30, 1997, options to purchase 341,248 at prices ranging from $3.00 to $14.00 per share were exercisable.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995

The following table summarizes information about options outstanding at September 30, 1997:


                                                          Weighted
                                        Weighted       Avg. Remaining                        Weighted
    Range of           Options       Avg. Exercise   Contractual Life        Options      Avg. Exercise
 Exercise Prices     Outstanding         Price            (Years)          Exercisable        Price
 ---------------     -----------         -----            -------          -----------        -----

       $3.00            95,642           $ 3.00            4.80               94,901           $ 3.00
       $7.00           215,370             7.00            5.51              183,267             7.00
   $7.25-$9.00         238,750             8.27            9.05               10,910             7.81
  $9.25-$14.00         293,290            11.03            8.09               52,170            10.72
                       -------           ------            ----              -------           ------
                       843,052           $ 8.31            7.33              341,248           $ 6.48
                       =======           ======            ====              =======           ======


Employee Stock Purchase Plan

The Company has adopted an employee stock purchase plan under which the sale of 150,000 shares of its Common Stock has been authorized. The stock purchase plan is based on six-month offering periods and no more than 30,000 shares of Common Stock are available for purchase during each offering period. Shares are purchased at the end of each offering period at 85% of the fair market value of the shares on the first or last day of the offering period, whichever is lower. Eligible employees may authorize payroll deductions not to exceed the lesser of 25% of their compensation or $6,250 during each six-month offering period. Under the plan, 27,648 and 33,100 shares were issued at an average price of $7.86 and $6.85 during the years ended September 30, 1997 and 1996, respectively. Shares available for future grant were approximately 89,252 shares at September 30, 1997.

The Company has elected to follow APB 25 for these plans, under which no compensation cost has been recognized. For the purposes of pro forma disclosure under SFAS 123, the estimated fair value of the Company's options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except earnings per share):

                                               Year Ended September 30,
                                               ------------------------
                                                 1997           1996
                                                 ----           ----

Net income             As reported              $1,987         $1,492
                       Pro forma                 1,577          1,256

Earnings per share     As reported               $0.45          $0.35
                       Pro forma                  0.35           0.29

Pro forma compensation costs were estimated using the Black-Scholes option valuation model using the following weighted average assumptions for grants in 1997 and 1996, respectively: a dividend yield rate of 0 for each year; expected lives of 5.2 and 5.4 years; expected volatility of 60.93% and 73.29%; and risk free interest rates of 6.22% and 6.13%. The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of trade options, and because changes in subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of the Company's stock options.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995


The weighted average fair value of options granted during fiscal 1997 and 1996 was $5.63 and $4.69, respectively. The weighted average fair value of options associated with the Company's Employee Stock Purchase Plan for fiscal 1997 and 1996 was $3.13 and $2.77, respectively.

Savings Plan

The Company sponsors an employee savings plan that provides for eligible employees to make pre-tax contributions up to 15% of eligible compensation, subject to certain limitations imposed by Section 401(k) of the Internal Revenue Code. The Company matches 50% of the first 4% of the employee's compensation, up to a maximum of $1,000 per year. In addition, the Company made discretionary contributions representing 2% of net income to the plan in each of the three years in the period ended September 30, 1997. The Company's total contributions were approximately $189,000, $184,000 and $168,000 for the years ended September 30, 1997, 1996 and 1995 respectively.

8.  SEGMENT REPORTING

The Company, operating in a single industry segment, designs, manufactures, markets and supports SMT assembly equipment and related peripherals. The Company's operations by geographic area are as follows (in thousands):

                                        UNITED
                                        STATES           EUROPE        ELIMINATIONS     CONSOLIDATED
                                        ------           ------        ------------     ------------
Year ended September 30, 1997
Total net sales:
      Unaffiliated customers           $ 56,435         $ 25,288         $   --            $ 81,723
      Interarea transfers                14,154            8,940          (23,094)             --
                                       --------         --------         --------          --------
            Total                      $ 70,589         $ 34,228         $(23,094)         $ 81,723
                                       ========         ========         ========          ========
Income from operations                 $  2,874         $    487         $     77          $  3,438
                                       ========         ========         ========          ========
Total assets                           $ 51,265         $ 11,846         $(13,074)         $ 50,037
                                       ========         ========         ========          ========

Year ended September 30, 1996:
Total net sales:
      Unaffiliated customers           $ 50,448         $ 21,143         $   --            $ 71,591
      Interarea transfers                12,541            5,780          (18,321)             --
                                       --------         --------         --------          --------
            Total                      $ 62,989         $ 26,923         $(18,321)         $ 71,591
                                       ========         ========         ========          ========
Income from operations                 $  5,048         $    329         $ (1,488)         $  3,889
                                       ========         ========         ========          ========
Total assets                           $ 44,925         $ 10,355         $(11,457)         $ 43,823
                                       ========         ========         ========          ========

Year ended September 30, 1995:
Total net sales:
      Unaffiliated customers           $ 48,301         $ 14,290         $    --           $ 62,591
      Interarea transfers                 8,780            3,734          (12,514)             --
                                       --------         --------         --------          --------
            Total                      $ 57,081         $ 18,024         $(12,514)         $ 62,591
                                       ========         ========         ========          ========
Income from operations                 $  3,232         $    889         $   (184)         $  3,937
                                       ========         ========         ========          ========
Total assets                           $ 41,746         $  9,423         $ (9,994)         $ 41,175
                                       ========         ========         ========          ========

Interarea transfers primarily represent sales to and from the Company's United Kingdom subsidiaries. These transfers are made at prices to recover cost, plus an appropriate markup for profit, and have been eliminated from consolidated net sales.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995

Sales by geographic area made by the Company's United States operations are as follows (in thousands):

                                     YEAR ENDED SEPTEMBER 30,
                                     ------------------------
                               1997            1996            1995
                               ----            ----            ----

United States                $45,981         $40,944         $38,433
Pacific                        7,034           5,644           5,043
Canada and Latin America       3,420           3,860           4,568
Other                           --              --               257
                             -------         -------         -------
                             $56,435         $50,448         $48,301
                             =======         =======         =======

9.  LITIGATION

In July 1996, the Company was named a defendant in a patent infringement lawsuit filed by The Zevatech Group in the federal district court in Munich, Germany. The complaint alleges that the Company infringed on the plaintiff's German patents relating to pick and place assemblers. The Company has responded with an action against the plaintiff in Munich, Germany seeking to have such plaintiff's patents invalidated. Management believes the lawsuit to be without merit or the Company has meritorious defenses and intends to vigorously defend itself against the lawsuit. Accordingly, no provision for this lawsuit has been recorded during 1996 or 1997.

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

10. SUBSEQUENT EVENT

Subsequent to September 30, 1997, the Company obtained an increase to its existing line of credit, whereby an additional $2,500,000 is available. This $2,500,000 increase expires on April 30, 1998.

                            QUAD SYSTEMS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


          COL. A                              COL. B                       COL. C                  COL. D               COL. E
          ------                              ------                       ------                  ------               ------

                                                                         ADDITIONS
                                                                 --------------------------
                                                                                 CHARGED TO
                                             BALANCE AT          CHARGED TO         OTHER                               BALANCE AT
                                             BEGINNING           COSTS AND        ACCOUNTS        DEDUCTIONS              END OF
DESCRIPTION                                  OF PERIOD            EXPENSES       -DESCRIBE         DESCRIBE               PERIOD
-----------                                  ---------            --------       ---------         --------               ------

Year ended September 30, 1995:
 Deducted from asset accounts:
    Allowance for doubtful accounts         $   558,000         $   260,000     $      --         $      --              $   818,000
    Reserves for inventory                    1,481,000             855,000            --              20,000(2)           2,316,000
                                            -----------         -----------     ---------         -----------            -----------
          Total                             $ 2,039,000         $ 1,115,000     $      --         $    20,000            $ 3,134,000
                                            ===========         ===========     =========         ===========            ===========
Product Warranty Liability                  $   636,000         $ 2,508,000     $      --         $ 2,011,000(3)         $ 1,133,000
                                            ===========         ===========     =========         ===========            ===========
Reserve for product returns and
     allowances                             $   120,000         $   643,000     $      --         $      --              $   763,000
                                            ===========         ===========     =========         ===========            ===========

Year ended September 30, 1996:
 Deducted from asset accounts:
    Allowance for doubtful accounts         $   818,000         $  (153,000)    $      --         $    32,000(1)         $   633,000
    Reserves for inventory                    2,316,000           1,104,000            --             886,000(2)           2,534,000
                                            -----------         -----------     ---------         -----------            -----------
          Total                             $ 3,134,000         $   951,000     $      --         $   918,000            $ 3,167,000
                                            ===========         ===========     =========         ===========            ===========
Product Warranty Liability                  $ 1,133,000         $ 2,866,000     $      --         $ 2,511,000(3)         $ 1,488,000
                                            ===========         ===========     =========         ===========            ===========
Reserve for product returns and
     allowances                             $   763,000         $  (288,000)    $      --         $      --              $   475,000
                                            ===========         ===========     =========         ===========            ===========

Year ended September 30, 1997:
 Deducted from asset accounts:
    Allowance for doubtful accounts         $   633,000         $   204,000     $      --        $    49,000(1)         $   788,000
    Reserves for inventory                    2,534,000             898,000            --            764,000(2)           2,668,000
                                            -----------         -----------     ---------        -----------            -----------
          Total                             $ 3,167,000         $ 1,102,000     $      --        $   813,000            $ 3,456,000
                                            ===========         ===========     =========        ===========            ===========
Product Warranty Liability                  $ 1,488,000         $ 2,123,000     $      --        $ 2,256,000(3)         $ 1,355,000
                                            ===========         ===========     =========        ===========            ===========
Reserve for product returns and
     allowances                             $   475,000         $  (288,000)    $      --        $      --              $   187,000
                                            ===========         ===========     =========        ===========            ===========

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

     o*10.2     1993 Stock Option Plan, as amended.

    *10.3.1 Deferred Compensation Agreement dated September 30, 1994, between the Company and David W. Smith - Incorporated by references to Exhibit 10.3.1 filed under the Company's Annual
                Report on Form 10-K for the fiscal year ended September 24, 1995.

    *10.3.2 Deferred Compensation Agreement dated September 30, 1994, between the Company and Anthony R. Drury - Incorporated by reference to Exhibit 10.3.2 filed under the Company's Annual
                Report on Form 10-K for the fiscal year ended September 24, 1995.

     10.4.1 Agreement relating to the acquisition of capital shares in SMTech Limited, dated January 27, 1995, among the Company,
                Investech SA and Messrs. David Wheatley and Richard Willshere
                Incorporated by reference to Exhibit 2.1 filed under the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1995.

     10.4.2     Consulting agreement dated January 27, 1995, among the Company,
                Mr. Dominique Henry, Quad Europe Limited, Quad Holdings Limited and SMTech Limited - Incorporated by reference to Exhibit 2.2 filed under Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1995.

     10.5       Lease dated August 27, 1996, between the Registrant and Marave
                Associates, L.P. Incorporated by reference to Exhibit 10.5.2 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

     10.6       Agreement dated March 19, 1993, among the Registrant, A.S.Z. de
                Ferranti and Ferranti Limited, relating to the Registrant's acquisition of ZCR Limited (now Quad Europe Limited)
                Incorporated by reference to Exhibit 10.5.1 to the Registrant's
                Registration Statement on Form S-1 (No. 33-60588) filed with the
                Securities and Exchange Commission on April 5, 1993.






EXHIBIT                                                                             PAGE
  NO.                                                                               NO.
  ---                                                                               ---

    o10.7.1     Credit Agreement dated April 11, 1997, between the Company and
                CoreStates Bank, N.A.


    o10.7.2 First Amendment to Credit Agreement dated September 11, 1997, between the Company and CoreStates Bank, N.A.

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

      10.10     Agreement dated June 20, 1996 between the Registrant and Samsung
                Aerospace Industries, Ltd.-Incorporated herein by reference to
                Exhibit 10.1 filed under Form 10-Q for the period ended June 23, 1996 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

     o10.11 Agreement dated March 19, 1997, between the Registrant and Samsung Aerospace Industries, Ltd. (portions redacted pursuant to application to SEC for confidential treatment to certain provisions).

     *10.12 Quad Systems Corporation Employee Stock Purchase Plan, as amended - Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (No. 33-93436) filed with the Securities and Exchange Commission on June 20, 1997.

     o11        Statement regarding computation of per share earnings.

     o22        Subsidiaries of the registrant.

     o23        Consent of Ernst & Young LLP.

     o27        Financial Data Schedule.

----------

* Constitutes compensatory plan or arrangement required to be filed as an exhibit to this form.

o    Filed herewith