Form 10-Q
period 1997-12-31
QUAD SYSTEMS CORP /DE/
filed 1998-02-04
CIK 899823

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1997.

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

At February 2, 1998, 4,354,825 of the registrant's Common Stock $.03 par value were outstanding.

                            QUAD SYSTEMS CORPORATION
                                      INDEX


                                                                           PAGE
PART I. FINANCIAL INFORMATION                                             NUMBER

ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets at December 31, 1997
           (Unaudited) and September 30, 1997.................................3

     Condensed Consolidated Statements of Income (Unaudited)
             for the three months ended December 31, 1997 and 1996............4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the three months ended December 31, 1997 and 1996............5

     Notes to Condensed Consolidated Financial Statements.....................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................8

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.....................................12

Signature.....................................................................13


                            QUAD SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                     ASSETS


                                                                                  December 31, September 30,
                                                                                      1997        1997
                                                                                    --------    --------
                                                                                   (Unaudited)
Current assets:
      Cash and cash equivalents .................................................   $  1,003    $  1,981
      Accounts receivable, net ..................................................     21,837      20,234
      Inventory .................................................................     21,396      17,097
      Deferred income taxes .....................................................      2,593       2,593
      Other .....................................................................      1,332         983
                                                                                    --------    --------
                Total current assets ............................................     48,161      42,888

Equipment and leasehold improvements
      at cost, less accumulated depreciation of $4,294
      at December 31, 1997 and $3,937 at September 30, 1997 .....................      3,429       3,205
Deferred income taxes ...........................................................        699         699
Goodwill, net ...................................................................      2,859       2,831
Other assets ....................................................................        389         414
                                                                                    --------    --------
                                                                                    $ 55,537    $ 50,037
                                                                                    ========    ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
      Line of credit ............................................................   $  7,230    $  4,920
      Accounts payable ..........................................................      6,339       3,908
      Accrued expenses ..........................................................      6,022       5,526
      Customer deposits .........................................................        501         696
      Current portion of long-term debt .........................................        620         620
      Deferred service revenue ..................................................      1,069       1,035
      Income taxes payable ......................................................        212         229
                                                                                    --------    --------
                Total current liabilities .......................................     21,993      16,934

Long-term debt, less current portion ............................................      2,170       2,325

Stockholders' equity:
      Preferred Stock, par value $.01 per share; authorized shares:
          1,000,000; no shares issued at December 31, 1997 and September 30, 1997       --          --
      Common Stock, par value $.03 per share; authorized shares:
          15,000,000; shares issued: 4,368,399 at December 31, 1997
          and 4,337,467 at September 30, 1997 ...................................        131         130
      Additional paid-in-capital ................................................     24,509      24,345
      Retained earnings .........................................................      6,530       6,445
      Foreign currency translation ..............................................        380          34
      Less treasury stock, at cost, 13,908 shares at December 31, 1997
            and September 30, 1997 ..............................................       (176)       (176)
                                                                                    --------    --------
                Total  stockholders' equity .....................................     31,374      30,778
                                                                                    --------    --------
                                                                                    $ 55,537    $ 50,037
                                                                                    ========    ========



                            QUAD SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                           Three Months Ended
                                                        ------------------------
                                                              December 31,
                                                           1997          1996
                                                        ----------    ----------

Net sales ..........................................    $   19,649    $   21,965
Cost of products sold ..............................        12,605        13,965
                                                        ----------    ----------
          Gross profit .............................         7,044         8,000

Operating expenses:
     Engineering, research and
          development ..............................         1,892         1,561
     Selling and marketing .........................         3,530         3,693
     Administrative and general ....................         1,332         1,619
                                                        ----------    ----------
                                                             6,754         6,873
                                                        ----------    ----------
          Income from operations ...................           290         1,127
Interest expense, net ..............................           153            43
                                                        ----------    ----------
Income before income taxes .........................           137         1,084
Income tax expense .................................            52           379
                                                        ----------    ----------
Net income .........................................    $       85    $      705
                                                        ==========    ==========

Net income per share:
     Basic .........................................    $     0.02    $     0.17
     Diluted .......................................    $     0.02    $     0.16

Weighted average number of shares outstanding:
     Basic .........................................     4,333,726     4,246,281
     Diluted .......................................     4,388,824     4,446,422

                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                             -------------------
                                                                 December 31,
                                                               1997        1996
                                                             -------     -------
Operating Activities
Net income ...............................................   $    85    $   705
Adjustments to reconcile net income to net
   cash used in operating activities:
      Depreciation and amortization ......................       405        391
      Provision for losses on accounts receivable ........        73         58
      Benefit for deferred income taxes ..................      --           (4)
      Stock option compensation ..........................      --            5
      Changes in operating assets and liabilities, net:
           Accounts receivable ...........................    (1,676)    (3,346)
           Inventory .....................................    (4,299)      (352)
           Other assets ..................................      (155)        94
           Accounts payable ..............................     2,431        320
           Accrued expenses ..............................       496       (335)
           Customer deposits .............................      (195)      (708)
           Deferred service revenue ......................        34        (90)
           Income taxes payable ..........................       (17)       187
                                                             -------    -------
Net cash used in operating activities ....................    (2,818)    (3,075)

Investing Activities
Net purchases of equipment and leasehold improvements ....      (480)      (782)
                                                             -------    -------
Net cash used in investing activities ....................      (480)      (782)

Financing Activities
Proceeds from line of credit .............................     2,310      2,000
Common Stock issued under employee benefit plans .........       165        118
Principal payments on long-term debt .....................      (155)      (175)
                                                             -------    -------
Net cash provided by financing activities ................     2,320      1,943

                                                             -------    -------
Net decrease in cash and cash equivalents ................      (978)    (1,914)
Cash and cash equivalents at beginning of period .........     1,981      2,636
                                                             -------    -------
Cash and cash equivalents at end of period ...............   $ 1,003    $   722
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

It is suggested that the Company's Annual Report on Form 10-K containing Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements for the fiscal year ended September 30, 1997, together with notes thereto, be read in conjunction with this document.

Note 2 Inventory

The components of inventory consist of the following (in thousands):

                                                    December 31,   September 30,
                                                        1997              1997
                                                      -------          -------
Raw materials ............................            $10,591          $ 8,478
Work in process ..........................              4,495            2,017
Finished products ........................              6,310            6,602
                                                      =======          =======
                                                      $21,396          $17,097
                                                      =======          =======

Note 3 Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

                            QUAD SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)


The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended
                                                       -------------------------
                                                              December 31,
                                                          1997           1996
                                                       ----------     ----------
Numerator:
     Net income ..................................     $       85     $      705
                                                       ==========     ==========

Denominator:
     Denominator for basic earnings per
         share-weighted average shares ...........      4,333,726      4,246,281
     Effect of dilutive securities:
         Employee stock options ..................         53,752        199,857
         Employee stock purchase plan ............          1,347            284
                                                       ----------     ----------
     Dilutive potential Common Stock .............         55,099        200,141
     Denominator for diluted earnings per
         share-weighted average shares ...........      4,388,825      4,446,422
                                                       ==========     ==========

     Basic earnings per share ....................     $     0.02     $     0.17
                                                       ==========     ==========
     Diluted earnings per share ..................     $     0.02     $     0.16
                                                       ==========     ==========

Options to purchase 774,810 and 192,900 shares of Common Stock at prices ranging from $6.81 to $14.00 and from $10.25 to $14.00 per share were outstanding during the three-month periods ended December 31, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

Note 4 Supplemental Disclosures to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows (in thousands):

                                                           December 31,
                                                         1997       1996
                                                         ----       ----
Cash paid during the period for:
Interest ...........................................     $150       $ 63
                                                         ====       ====
Income taxes .......................................     $ 87       $242
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
                                                         Three Months Ended
                                                            December 31,
                                                         1997          1996
                                                         ----          ----
Net sales ..........................................    100.0%        100.0%
Gross margin .......................................     35.8          36.4
Engineering, research and development ..............      9.6           7.1
Selling and marketing ..............................     18.0          16.8
Administrative and general .........................      6.8           7.4
Income from operations .............................      1.5           5.1
Income before income taxes .........................      0.7           4.9
Net income .........................................      0.4           3.2

Net sales for the first quarter of fiscal 1998 decreased by $2,316,000, a decrease of 10.5% as compared to the same quarter of the prior year. The following table sets forth certain product lines sales for the periods indicated:

                                              Three Months Ended
                                                 December 31,
                                              1997          1996
                                              ----          ----
Assemblers .............................    $11,521       $14,109
Screen printers ........................      3,285         3,464
Reflow ovens ...........................      1,324         1,173

The Company believes that the decrease in sales reflects a decrease in demand for the Company's SMT assembly equipment as assembly of printed circuit board continues to shift from original equipment manufacturers to sub-contractors, who typically achieve higher utilization rates. In addition, the Company believes that assembler throughput rates have been increasing at a pace that has offset much of the SMT equipment demand that would be expected to result from growth in unit volumes of electronic components requiring placement. Also, the Company believes that a major technology driver in the SMT industry, fine pitch packaging, which created significant demand during the early to mid 1990's, seems to be approaching its limits in providing increased density for electronic component packaging.

International sales represented approximately 36.5% and 41.2% of net sales for the first quarter of fiscal 1998 and 1997, respectively. This decrease is primarily the result of decreased sales to the Pacific Rim and South America. In addition, the Company has also experienced a decrease in the rate of order bookings from these geographic areas.

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


The Company has been repositioning it's products to address the changing SMT market. Assembler sales for the first quarter of fiscal 1998, when compared to the same quarter last year, included sales of new products such as the QSA-30TM and the APS-1TM. The QSA-30 is a relatively low-priced, high throughput assembler that provides customers with a low cost per placement machine. The APS-1 was introduced to address the emerging requirements of both the SMT industry and advanced packaging markets. The Company also recently introduced the AVX 500TM screen printer, which significantly increases the available market that the Company serves. In addition, the Company has plans to incorporate it's Adaptive Intelligent Reflow (U. S. Patents pending and foreign applications to be applied for) feature to the existing series of ProfileTM ovens, which the Company believes will provide significant improvements to increase control of the reflow process.

Gross margin for the first quarter of 1998 decreased to 35.8% from 36.4% as compared to the same quarter of the prior year and decreased from 36.3% in the fourth quarter of fiscal 1997. The Company believes that gross margin was adversely impacted by competitive pricing pressures resulting from changes in the SMT market as discussed above and from changes in the Company's product mix. The QSA-30, which is manufactured by Samsung Aerospace Industries, Ltd. ("Samsung"), carries a lower gross margin than most of the Company's other products. The Company expects that competitive pricing pressures and product mix will continue to exert downward pressure on gross margin. However, the Company believes that if it is successful in increasing sales of the recently introduced APS-1 assembler, which is expected to have higher margins, and also achieves success in the second half of 1998 with other new products and product enhancements, gross margin improvement could commence during the second half of fiscal 1998. There can be no assurance, however, that the Company will be successful in these efforts, especially in view of the rate of technological change and issues that ordinarily arise in the introduction of a new advanced technology product.

Engineering, research and development expenses increased $331,000 or 21.2% for the first quarter of fiscal 1998 over the first quarter of the prior year. A significant portion of the increase reflects the addition of personnel to the engineering, research and development departments as the Company increases the research and development efforts associated with various products such as the APS-1 assembler and the AVX 500 screen printer. Currently, the Company is developing additional features for the APS-1 assembler to expand and increase the functionality of this product. The Company believes that these expenses will continue to increase throughout fiscal 1998.

Selling and marketing expenses decreased $163,000 or 4.4% for the first quarter of fiscal 1998 over the first quarter of last year as a result of a sales volume decrease of 10.5%, partially offset by an increase in promotional and trade show expenses. The Company expects that for the second quarter of fiscal 1998 overall selling and marketing expenses as a percentage of sales will remain relatively constant.

Administrative and general expenses decreased $287,000 or 17.7% for the first quarter of fiscal 1998 as compared to the same quarter last year. The decrease is mostly due to non-recurring costs incurred in fiscal 1997, including costs associated with the Company's relocation to new headquarters. The Company believes that spending for administrative expenses will remain relatively constant in the second quarter of fiscal 1998 when compared to the first quarter of this year.

Income taxes of $52,000 amounted to an effective tax rate of 38.0% for the first quarter of fiscal 1998 as compared to an effective tax rate of 35.0% in the same quarter of the prior year. The increase in the effective tax rate is principally due to the absence of a non-recurring benefit from research and development credit claims associated with prior years. Income tax expense for the first quarter of fiscal 1998 differs from the amount that would result from applying the Federal statutory tax rate to pretax income primarily due to permanent differences in taxable income versus book income, partially offset by benefits realized from the Company's foreign sales corporation. The Company expects the effective tax rate to remain in the 38% range for the remainder of the fiscal year.

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Backlog

As of December 31, 1997, the Company's backlog of orders was $13.4 million, compared to $11.3 million as of September 30, 1997 and $11.2 million as of December 31, 1996. Bookings for the first quarter of fiscal 1998 were $21.8 million as compared to bookings of $20.7 million in the first quarter of fiscal 1997. This represents a new record high for bookings and an increase in bookings of $2.1 million when compared to last quarter. The Company believes that this increase in order bookings could lead to higher sales in the second fiscal quarter; however, there can be no assurance that such an increase will occur. The following table sets forth certain backlog information by product line for the periods indicated (in millions):
                                                      December 31,
                                                   1997         1996
                                                   ----         ----
Assemblers .................................     $  7.3       $  7.8
Screen printers ............................        1.9           .7
Reflow ovens ...............................         .6           .8

The remainder of backlog consists of other products such as assembler options, spare parts and QuadCare, a service and support program covering all of the Company's products. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period. Backlog therefore may not necessarily be indicative of future sales.

Liquidity and Capital Resources

The Company's working capital as of December 31, 1997 was approximately $26.2 million, including cash balances of $1.0 million. At September 30, 1997, the Company had working capital of $26.0 million, including cash balances of $2.0 million. During the first quarter of fiscal 1998, net cash used in operations amounted to $2.8 million, principally due to an increase in inventory of $4.3 million and an increase in accounts receivable of $1.7 million, partially offset by increases in accounts payable of $2.4 million. The cash used in operations was mostly financed by $2.3 million of incremental borrowings under the Company's revolving line of credit.

The Company has a revolving line of credit agreement which permits borrowings up to a maximum of $10,000,000 and bears interest at the bank's base rate of interest or, at the Company's option, the bank's prime rate or LIBOR plus 1.30%, when the outstanding balance is greater than $500,000. This line of credit is secured by a pledge by the Company's English holding company, Quad Systems Holdings Limited, of 65% of the outstanding shares of its two wholly-owned English operating subsidiaries. The Company pays a fee on the unused portion of the line of credit. This credit agreement expires in April 2000. This line of credit also contains various customary operating and reporting covenants and requires maintenance of certain financial ratios. As of December 31, 1997, borrowings under this line of credit were $7,230,000.

During the first quarter of fiscal 1998, the Company obtained an increase to its existing line of credit whereby an additional $2,500,000 is available. The $2,500,000 increase expires on April 30, 1998.

The Company believes that existing cash balances and borrowing capacity will provide adequate financing for the next year.

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Forward-Looking Statements

The discussions above regarding the Company's expectations of future sales, gross margins, operating expenses, scheduling of new product introductions and expected shipment dates and the outlook for the SMT industry include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates in the SMT manufacturing industry and the intensity of competition, product development delays or performance problems, difficulties or delays in software functionality and performance, the timing of future software releases, failure to respond adequately either to changes in technology or to customer preferences, risks of nonpayment of accounts receivable and changes in forecasted costs, including unexpected required additional engineering costs.

                            QUAD SYSTEMS CORPORATION
                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

               4.1 Shareholder Rights Agreement dated November 12, 1997 - Incorporated by reference to Exhibit 1 and 2 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 2, 1998.


               10.1 OEM and  Distributorship  Agreement  dated  December 2, 1997 between the Registrant and Kaijo Corporation for the distribution of the Registrant's APS-1 product (portions redacted pursuant to application to SEC for confidential treatment of certain provisions).


         (b)   Reports on Form 8-K

               1. Other Events- The Company announced the adoption of a shareholders rights plan- November 12, 1997.

                            QUAD SYSTEMS CORPORATION


                                    Signature






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           QUAD SYSTEMS CORPORATION



Date: February 4, 1998                  By:  \s\ Anthony R. Drury
                                           ------------------------
                                           Anthony R. Drury
                                           Senior Vice President, Finance
                                           and Chief Financial Officer