Form 10-Q
period 1998-03-31
QUAD SYSTEMS CORP /DE/
filed 1998-05-13
CIK 899823

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998.

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


At May 13, 1998, 4,354,825 of the registrant's Common Stock $.03 par value were outstanding.

                            QUAD SYSTEMS CORPORATION
                                      INDEX



PART I. FINANCIAL INFORMATION                                              PAGE
                                                                          NUMBER


ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets at March 31, 1998 (Unaudited)
             and September 30, 1997............................................3

     Condensed Consolidated Statements of Operations (Unaudited)
             for the three and six months ended March 31, 1998 and 1997........4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the three and six months ended March 31, 1998 and 1997........5


     Notes to Condensed Consolidated Financial Statements......................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................9

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders..................13

ITEM 6.  Exhibits and Reports on Form 8-K.....................................13

Signature.....................................................................14



                            QUAD SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                     ASSETS


                                                                                 March 31, September 30,
                                                                                   1998        1997
                                                                                 --------    --------
                                                                               (Unaudited)
Current assets:
      Cash and cash equivalents ..............................................   $  2,259    $  1,981
      Accounts receivable, net ...............................................     20,944      20,234
      Inventory ..............................................................     19,961      17,097
      Deferred income taxes ..................................................      3,243       2,593
      Other ..................................................................      1,556         983
                                                                                 --------    --------
                Total current assets .........................................     47,963      42,888

Equipment and leasehold improvements
      at cost, less accumulated depreciation of $4,644
      at March 31, 1998 and $3,937 at September 30, 1997 .....................      3,425       3,205
Deferred income taxes ........................................................        462         699
Goodwill, net ................................................................      2,769       2,831
Other assets .................................................................        476         414
                                                                                 --------    --------
                                                                                 $ 55,095    $ 50,037
                                                                                 ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
      Line of credit .........................................................   $  6,900    $  4,920
      Accounts payable .......................................................      6,942       3,908
      Accrued expenses .......................................................      6,580       5,526
      Customer deposits ......................................................        525         696
      Current portion of long-term debt ......................................        634         620
      Deferred service revenue ...............................................      1,247       1,035
      Income taxes payable ...................................................         41         229
                                                                                 --------    --------
                Total current liabilities ....................................     22,869      16,934

Long-term debt, less current portion .........................................      2,079       2,325

Stockholders' equity:
      Preferred Stock, par value $.01 per share; authorized shares:
          1,000,000; no shares issued at March 31, 1998 and September 30, 1997       --          --
      Common Stock, par value $.03 per share; authorized shares:
          15,000,000; shares issued: 4,368,733 at March 31, 1998
          and 4,337,467 at September 30, 1997 ................................        131         130
      Additional paid-in-capital .............................................     24,510      24,345
      Retained earnings ......................................................      5,246       6,445
      Foreign currency translation ...........................................        436          34
      Less treasury stock, at cost, 13,908 shares at March 31, 1998
            and September 30, 1997 ...........................................       (176)       (176)
                                                                                 --------    --------
                Total  stockholders' equity ..................................     30,147      30,778
                                                                                 --------    --------
                                                                                 $ 55,095    $ 50,037
                                                                                 ========    ========





                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                     Three Months Ended            Six Months Ended
                                                 --------------------------   --------------------------
                                                          March 31,                    March 31,
                                                     1998           1997          1998           1997
                                                 -----------    -----------   -----------    -----------
Net sales ....................................   $    21,909    $    21,712   $    41,558    $    43,677
Cost of products sold ........................        15,038         13,807        27,643         27,772
                                                 -----------    -----------   -----------    -----------
          Gross profit .......................         6,871          7,905        13,915         15,905

Operating expenses:
     Engineering, research and
          development ........................         1,850          1,905         3,742          3,466
     Selling and marketing ...................         4,015          3,426         7,545          7,119
     Administrative and general ..............         2,636          1,409         3,968          3,028
                                                 -----------    -----------   -----------    -----------
                                                       8,501          6,740        15,255         13,613
                                                 -----------    -----------   -----------    -----------
          Income (loss) from operations ......        (1,630)         1,165        (1,340)         2,292
Interest expense, net ........................           179             77           332            120
                                                 -----------    -----------   -----------    -----------
Income (loss) before income taxes ............        (1,809)         1,088        (1,672)         2,172
Income tax expense (benefit) .................          (525)           381          (473)           760
                                                 -----------    -----------   -----------    -----------
Net income (loss) ............................   $    (1,284)   $       707   $    (1,199)   $     1,412
                                                 ===========    ===========   ===========    ===========

Net income (loss) per share:
     Basic ...................................   $     (0.29)   $      0.17   $     (0.28)   $      0.33
     Diluted .................................   $     (0.29)   $      0.16   $     (0.28)   $      0.31

Weighted average number of shares outstanding:
     Basic ...................................     4,354,794      4,278,577     4,344,518      4,262,428
     Diluted .................................     4,354,794      4,519,611     4,344,518      4,484,188



                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                          ------------------
                                                               March 31,
                                                            1998       1997
                                                          -------    -------
Operating Activities
Net income (loss) .....................................   $(1,199)   $ 1,412
Adjustments to reconcile net income to net
   cash used in operating activities:
      Depreciation and amortization ...................       862        809
      Provision for losses on accounts receivable .....       153         50
      Benefit for deferred income taxes ...............      (413)        (9)
      Stock option compensation .......................      --            5
      Changes in operating assets and liabilities, net:
           Accounts receivable ........................      (863)    (4,024)
           Inventory ..................................    (2,864)    (2,458)
           Other assets ...............................      (412)       199
           Accounts payable ...........................     3,034      2,248
           Accrued expenses ...........................     1,054        291
           Customer deposits ..........................      (171)      (911)
           Deferred service revenue ...................       212        235
           Income taxes payable .......................      (188)       143
                                                          -------    -------
Net cash used in operating activities .................      (795)    (2,010)

Investing Activities
Purchases of equipment and leasehold improvements .....      (761)    (1,278)
                                                          -------    -------
Net cash used in investing activities .................      (761)    (1,278)

Financing Activities
Proceeds from line of credit ..........................     1,980      2,300
Common Stock issued under employee benefit plans ......       166        301
Principal payments on long-term debt and capital lease
      obligations .....................................      (312)      (350)
                                                          -------    -------
Net cash provided by financing activities .............     1,834      2,251

                                                          -------    -------
Net increase (decrease) in cash and cash equivalents ..       278     (1,037)
Cash and cash equivalents at beginning of period ......     1,981      2,636
                                                          -------    -------
Cash and cash equivalents at end of period ............   $ 2,259    $ 1,599
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

It is suggested that the Company's Annual Report on Form 10-K containing Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements for the fiscal year ended September 30, 1997, together with notes thereto, be read in conjunction with this document.

Note 2 Inventory

The components of inventory consist of the following (in thousands):

                                                    March 31,    September 30,
                                                      1998          1997
                                                   ------------  ------------
Raw materials                                          $ 9,510       $ 8,478
Work in process                                          2,995         2,017
Finished products                                        7,456         6,602
                                                   ============  ============
                                                      $ 19,961      $ 17,097
                                                   ============  ============

Included in inventory at March 31, 1998 is approximately $1.0 million for inventory reserves related to products being discontinued in order to redirect the Company's focus on current market requirements.

Note 3 Line of Credit

The Company has a revolving line of credit agreement which permits borrowing up to a maximum of $10,000,000. During the first quarter of fiscal 1998, the Company had obtained an increase to its existing line of credit, whereby an additional $2,500,000 was available, expiring on April 30, 1998. During April 1998, the Company obtained an extension, whereby the $2,500,000 available funds expires on October 31, 1998.

                            QUAD SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)

Note 4 Earnings (Loss) Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. All earnings (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                 Three Months Ended         Six Months Ended
                                              ------------------------   ------------------------
                                                      March 31,                 March 31,
                                                 1998          1997         1998          1997
                                              ----------    ----------   ----------    ----------
Numerator:
    Net income (loss) .....................   $   (1,284)   $      707   $   (1,199)   $    1,412
                                              ==========    ==========   ==========    ==========

Denominator:
    Denominator for basic earnings (loss)
      per share-weighted average shares ...    4,354,794     4,278,577    4,344,518     4,262,428
    Effect of dilutive securities:
      Employee stock options ..............         --         238,935         --         219,661
      Employee stock purchase plan ........         --           2,099         --           2,099
                                              ----------    ----------   ----------    ----------
    Dilutive potential Common Stock .......         --         241,034         --         221,760
    Denominator for diluted earnings (loss)
      per share-weighted average shares ...    4,354,794     4,519,611    4,344,518     4,484,188
                                              ==========    ==========   ==========    ==========

    Basic earnings (loss) per share .......   $    (0.29)   $     0.17   $    (0.28)   $     0.33
                                              ==========    ==========   ==========    ==========
    Diluted earnings (loss) per share .....   $    (0.29)   $     0.16   $    (0.28)   $     0.31
                                              ==========    ==========   ==========    ==========

Options to purchase 763,275 shares of Common Stock at prices ranging from $3.00 to $14.00 for the three and six months ended March 31, 1998 were not included in the computation of diluted earnings (loss) per share because they were antidilutive. Options to purchase 89,550 and 96,050 shares of Common Stock at prices ranging from $11.50 to $14.00 and from $10.75 to $14.00 per share for the three and six months ended March 31, 1997, respectively, were not included in the computation of diluted earnings (loss) per share because they were antidilutive.

Note 5 Supplemental Disclosures to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows (in thousands):

                                               March 31,
                                             1998   1997
                                            ------ ------
Schedule of noncash activity:
   Equipment acquired under capital lease   $   80    $--
                                            ====== ======

Cash paid during the period for:
   Interest .............................   $  337 $  154
                                            ====== ======
   Income taxes .........................   $  144 $  654
                                            ====== ======

                            QUAD SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)

Note 6 License Agreement

In March 1998, the Company reached an agreement with MPM Corporation ("MPM") to provide the Company with a paid-up, non-exclusive, non-transferable, perpetual license for inventions covered by certain patents and other intellectual property held by MPM. These inventions are currently used in certain of the Company's screen printers. The Company agreed to pay to MPM a one-time license fee of $1,000,000 for the right to use those inventions. The Company has recognized the entire amount of this fee in the second quarter of fiscal 1998.

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

                                        Three Months Ended   Six Months Ended
                                              March 31,          March 31,
                                           1998      1997     1998      1997
                                          -----     -----    -----     -----
Net sales ...........................     100.0%    100.0%   100.0%    100.0%
Gross margin ........................      31.4      36.4     33.5      36.4
Engineering, research and development       8.4       8.8      9.0       7.9
Selling and marketing ...............      18.3      15.8     18.2      16.3
Administrative and general ..........      12.0       6.5      9.5       6.9
Income (loss) from operations .......      (7.4)      5.4     (3.2)      5.2
Income (loss) before income taxes ...      (8.3)      5.0     (4.0)      5.0
Net income (loss) ...................      (5.9)      3.3     (2.9)      3.2

Net sales of $21.9 million for the second quarter of fiscal 1998 increased slightly compared to the second quarter of fiscal 1997, while for the first six months of fiscal 1998, net sales decreased $2,119,000 or 4.9% compared to the first six months of fiscal 1997. The following table sets forth certain product lines sales for the periods indicated:

                  Three Months Ended   Six Months Ended
                      March 31,           March 31,
                   1998      1997      1998       1997
                  -------   -------   -------   -------
Assemblers ....   $13,656   $13,864   $25,177   $27,973
Screen printers     3,126     2,981     6,411     6,445
Reflow ovens ..     1,075     1,000     2,399     2,173

Sales continued to be flat in the second quarter as compared to the same quarter last year but increased $2,260,000 or 11.5% compared to the first quarter of fiscal 1998. This increase resulted from increased sales of newer products such as the QSA-30, the APS-1 and the AVX 500 screen printer. The QSA-30 is a relatively low-priced, high throughput assembler that is designed to provide customers with a low cost per placement machine. The APS-1 assembler was introduced to address the emerging requirements of both the SMT industry and advanced packaging markets. The AVX 500 screen printer has a larger frame capability, which has doubled the size of the available market that the Company serves. International sales represented approximately 34.3% and 36.1% of net sales for the second quarter of fiscal 1998 and 1997, respectively, and 35.3% and 38.7% of net sales for the first six months of fiscal 1998 and 1997, respectively. The decrease in international sales is primarily the result of decreased sales in the Pacific Rim and in South America, reflecting a decrease in the rate of orders from these markets.

Gross margin for the second quarter of fiscal 1998 decreased to 31.4% from 36.4% and to 33.5% from 36.4% when comparing the three and six months periods ended March 31, 1998 to March 31, 1997. The Company recorded approximately $1.0 million in inventory reserves related to the Company's decision to discontinue sales of selected products in order to redirect the Company's focus on current market requirements. Excluding this inventory reserve charge, gross margin for the second quarter of fiscal 1998 was approximately 35.9%. The Company expects that competitive pricing pressures and product mix will continue to exert downward pressure on gross margin for the next few quarters. However, the Company believes that if it is successful in increasing

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

operational efficiencies and refocusing its efforts on its core competencies, while continuing to expand its sales of the recently introduced APS-1 assembler, gross margin improvement could commence within the next several quarters. There can be no assurance, however, that the Company will be successful in these efforts, especially in view of the competitive nature of the SMT business, the difficulties involved for the Company to improve its operational effectiveness and the challenges of achieving continued penetration into the advanced packaging markets.

Engineering, research and development expenses decreased $55,000 or 2.9% for the second quarter of fiscal 1998 over the second quarter of the prior year but increased $276,000 or 8.0% for the first six months of fiscal 1998 when compared to the first six months of fiscal 1997. The increase in the first six months of fiscal 1998, primarily reflects the addition of personnel to the engineering, research and development departments as the Company has increased the research and development efforts associated with various products such as the APS-1 assembler and the AVX 500 screen printer. Currently, the Company is developing additional features for the APS-1 assembler to expand and increase the functionality of this product. The Company believes that spending for R&D will remain relatively constant in the third and fourth quarters of 1998 compared to the second quarter.

Selling and marketing expenses increased $589,000 or 17.2% and $426,000 or 6.0% for the second quarter and first six months of fiscal 1998, respectively, compared to the same periods last year. The increase is mostly a result of higher overall commission rates. The Company expects that for the third and fourth quarters of 1998, overall selling and marketing expenses as a percentage of sales will decrease, primarily as a result of reduced selling costs.

Administrative and general expenses increased $1,227,000 or 87.1% and $940,000 or 31.0% for the second quarter and first six months of fiscal 1998, respectively, compared to the same periods last year. The increase is mostly due to one-time costs incurred in fiscal 1998, including $1.0 million to obtain a paid-up license of patented technology from MPM Corporation (see below for a detailed explanation) and severance costs of $322,000 related to the resignation of the Company's former president and other reductions in the workforce.
Excluding these costs, administrative and general expenses decreased approximately $95,000 or 6.7% and $382,000 or 12.6% for the second quarter and first six months of fiscal 1998, respectively, compared to the same periods last year. The Company believes that spending for these expenses for the third and fourth quarters of 1998 will be at levels approximately constant with the second quarter after excluding these one-time costs.

Income tax benefit of $525,000 and $473,000 represented an effective tax rate of 29.0% and 28.3% for the second quarter of fiscal 1998 and first six months of fiscal 1998, respectively, as compared to an effective tax rate of 38.0% in the same periods of the prior year. Income tax for fiscal 1998 differs from the amount that would result from applying the Federal statutory tax rate to the results from operations primarily due to permanent differences in taxable income versus book income and benefits realized from the Company's foreign sales corporation. The Company expects its effective tax rate to remain at approximately 28.3% for the remainder of the fiscal year.

Backlog

As of March 31, 1998, the Company's backlog of orders was $10.9 million, compared to $11.3 million as of September 30, 1997 and $9.2 million as of March 31, 1997. Bookings for the second quarter of fiscal 1998 were $19.4 million as compared to bookings of $21.8 million in the first quarter of fiscal 1998 and $19.7 million in the fourth quarter of fiscal 1997. The Company continues to experience soft bookings since the beginning of fiscal 1997, as quarterly bookings for the last six quarters have averaged $20.3 million. The following table sets forth certain backlog information by product line for the periods indicated (in millions):

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

                                                       March 31,
                                                   1998         1997
                                                   ----         ----
         Assemblers                                $4.7         $5.4
         Screen printers                            2.3           .8
         Reflow ovens                                .7           .8

The remainder of backlog consists of other products. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period.
Backlog therefore may not necessarily be indicative of future sales.

Liquidity and Capital Resources

The Company's working capital as of March 31, 1998 was approximately $25.1 million, including cash balances of approximately $2.3 million. At September 30, 1997, the Company had working capital of approximately $26.0 million, including cash balances of approximately $2.0 million. During the first six months of fiscal 1998, net cash used in operations amounted to $0.8 million, principally due to a net loss and an increase in inventory of $2.9 million, partially offset by increases in accounts payable of $3.0 million. Purchases of equipment and cash used in operations was mostly financed by $2.0 million of incremental borrowings under the Company's revolving line of credit.

The Company has a revolving line of credit agreement which permits borrowings up to a maximum of $10,000,000 and bears interest at the bank's base rate of interest or, at the Company's option, the bank's prime rate or LIBOR plus 1.30%, when the outstanding balance is greater than $500,000. This line of credit is secured by a pledge by the Company's English holding company, Quad Systems Holdings Limited, of 65% of the outstanding shares of its two wholly-owned English operating subsidiaries. The Company pays a fee on the unused portion of the line of credit. This credit agreement expires in April 2000. This line of credit also contains various customary operating and reporting covenants and requires maintenance of certain financial ratios. As of March 31, 1998, borrowings under this line of credit were $6,900,000.

During the first quarter of fiscal 1998, the Company obtained an increase to its existing line of credit whereby an additional $2,500,000 is available. The $2,500,000 increase expires on October 31, 1998.

The Company believes that existing cash balances and borrowing capacity will provide adequate financing for the next year.

License Agreement

In March 1998, the Company reached an agreement with MPM Corporation ("MPM") to provide the Company with a paid-up, non-exclusive, non-transferable, perpetual license for inventions covered by certain patents and other intellectual property held by MPM. These inventions are currently used in certain of the Company's screen printers. The Company agreed to pay to MPM a one-time license fee of $1,000,000 for the right to use those inventions. The Company has recognized the entire amount of this fee in the second quarter of fiscal 1998.

                            QUAD SYSTEMS CORPORATION

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Forward Looking Statements

The discussions above regarding the Company's expectations of future sales, gross margins, operating expenses, scheduling of new product introductions and expected shipment dates and the outlook for the SMT industry and advanced packaging markets include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates in the SMT manufacturing industry and advanced packaging markets and the intensity of competition, product development delays or performance problems, difficulties or delays in software functionality and performance, the timing of future software releases, failure to respond adequately either to changes in technology or to customer preferences, risks of nonpayment of accounts receivable and changes in forecasted costs, including unexpected required additional engineering costs.

                            QUAD SYSTEMS CORPORATION
                           Part II. Other Information


Item 4.  Submission of Matters to a Vote of Security Holders.

        On March 12, 1998, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders voted upon the following matter:

        1.   Election of five directors.

        In the election of directors, the holders of Common Stock voted as follows:

    Name                           Votes For     Votes Withheld

David W. Smith ...........         3,552,683        153,527
David H. Young ...........         3,552,663        153,547
Lorin J. Randall .........         3,552,683        153,527
Robert P. Pinkas .........         3,552,683        153,527
Vahram V. Erdekian .......         3,550,058        156,152



Item 6.  Exhibits and Reports on Form 8-K.

         a. The Company did not file any reports on Form 8-K during the period covered by this report.

         (a)   Exhibits

            10.1  License  Agreement  dated March 2, 1998 between the Registrant and MPM Corporation for the license of patented technology.

            10.2  1993 Stock Option Plan, as amended.

         (b)   Reports on Form 8-K
              The Company did not file any reports on Form 8-K during the period covered by this report.

                            QUAD SYSTEMS CORPORATION

                                    Signature






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 QUAD SYSTEMS CORPORATION



Date: May 13, 1998                           By: \s\ Anthony R. Drury
                                                 ------------------------
                                                 Anthony R. Drury
                                                 Senior Vice President, Finance
                                                 and Chief Financial Officer