Form 10-Q
period 1998-06-30
QUAD SYSTEMS CORP /DE/
filed 1998-08-12
CIK 899823

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998.

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


At August 10, 1998, 4,384,798 of the registrant's Common Stock $.03 par value were outstanding.

                            QUAD SYSTEMS CORPORATION
                                      INDEX



PART I. FINANCIAL INFORMATION                                       PAGE NUMBER


ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets at June 30, 1998 (Unaudited)
             and September 30, 1997...........................................3

     Condensed Consolidated Statements of Operations (Unaudited)
             for the three and nine months ended June 30, 1998 and 1997.......4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the three and nine months ended June 30, 1998 and 1997.......5

     Notes to Condensed Consolidated Financial Statements.....................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................8

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K....................................11

Signature....................................................................12



                            QUAD SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                     ASSETS

                                                                                 June 30,  September 30,
                                                                                   1998        1997
                                                                                 --------    --------
                                                                               (Unaudited)

Current assets:
      Cash and cash equivalents .............................................   $  1,755    $  1,981
      Accounts receivable, net ..............................................     19,055      20,234
      Inventory .............................................................     21,148      17,097
      Deferred income taxes .................................................      3,130       2,593
      Other .................................................................      1,172         983
      Income taxes receivable ...............................................        643        --
                                                                                --------    --------
                Total current assets ........................................     46,903      42,888

Equipment and leasehold improvements
      at cost, less accumulated depreciation of $4,860
      at June 30, 1998 and $3,937 at September 30, 1997 .....................      3,626       3,205
Deferred income taxes .......................................................        445         699
Goodwill, net ...............................................................      2,637       2,831
Other assets ................................................................        564         414
                                                                                --------    --------
                                                                                $ 54,175    $ 50,037
                                                                                ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
      Line of credit ........................................................   $  8,200    $  4,920
      Accounts payable ......................................................      7,330       3,908
      Accrued expenses ......................................................      5,660       5,526
      Customer deposits .....................................................        477         696
      Current portion of long-term debt .....................................        634         620
      Deferred service revenue ..............................................      1,290       1,035
      Income taxes payable ..................................................       --           229
                                                                                --------    --------
                Total current liabilities ...................................     23,591      16,934

Long-term debt, less current portion ........................................      1,920       2,325

Stockholders' equity:
      Preferred Stock, par value $.01 per share; authorized shares:
          1,000,000; no shares issued at June 30, 1998 and September 30, 1997       --          --
      Common Stock, par value $.03 per share; authorized shares:
          15,000,000; shares issued: 4,398,706 at June 30, 1998
          and 4,337,467 at September 30, 1997 ...............................        132         130
      Additional paid-in-capital ............................................     24,609      24,345
      Retained earnings .....................................................      3,851       6,445
      Foreign currency translation ..........................................        248          34
      Less treasury stock, at cost, 13,908 shares at June 30, 1998
            and September 30, 1997 ..........................................       (176)       (176)
                                                                                --------    --------
                Total  stockholders' equity .................................     28,664      30,778
                                                                                --------    --------
                                                                                $ 54,175    $ 50,037
                                                                                ========    ========





                            QUAD SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                     Three Months Ended            Nine Months Ended
                                                 --------------------------   --------------------------
                                                          June 30,                     June 30,
                                                     1998           1997          1998           1997
                                                 -----------    -----------   -----------    -----------

Net sales ....................................   $    17,606    $    16,975   $    59,164    $    60,652
Cost of products sold ........................        12,617         10,213        40,260         37,985
                                                 -----------    -----------   -----------    -----------
          Gross profit .......................         4,989          6,762        18,904         22,667

Operating expenses:
     Engineering, research and
          development ........................         1,830          1,651         5,572          5,117
     Selling and marketing ...................         3,614          3,383        11,159         10,502
     Administrative and general ..............         1,292          1,420         5,260          4,448
                                                 -----------    -----------   -----------    -----------
                                                       6,736          6,454        21,991         20,067
                                                 -----------    -----------   -----------    -----------
          Income (loss) from operations ......        (1,747)           308        (3,087)         2,600
Interest expense, net ........................           159            113           491            233
                                                 -----------    -----------   -----------    -----------
Income (loss) before income taxes ............        (1,906)           195        (3,578)         2,367
Income tax expense (benefit) .................          (511)            68          (984)           828
                                                 -----------    -----------   -----------    -----------
Net income (loss) ............................   $    (1,395)   $       127   $    (2,594)   $     1,539
                                                 ===========    ===========   ===========    ===========

Net income (loss) per share:
     Basic ...................................   $     (0.32)   $      0.03   $     (0.60)   $      0.36
     Diluted .................................   $     (0.32)   $      0.03   $     (0.60)   $      0.34

Weighted average number of shares outstanding:
     Basic ...................................     4,364,706      4,299,348     4,357,856      4,278,524
     Diluted .................................     4,364,706      4,462,393     4,357,856      4,478,404

                                    QUAD SYSTEMS CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                          (Unaudited)


                                                          Nine Months Ended
                                                          ------------------
                                                               June 30,
                                                            1998       1997
                                                          -------    -------

Operating Activities
Net income (loss) .....................................   $(2,594)   $ 1,539
Adjustments to reconcile net income to net
   cash used in operating activities:
      Depreciation and amortization ...................     1,042      1,292
      Provision for losses on accounts receivable .....       171         23
      Deferred income tax benefit .....................      (283)       (16)
      Stock option compensation .......................      --            5
      Changes in operating assets and liabilities, net:
           Accounts receivable ........................     1,008     (3,028)
           Inventory ..................................    (4,051)    (4,869)
           Other assets ...............................      (221)        38
          Income taxes receivable .....................      (643)      --
           Accounts payable ...........................     3,422       (132)
           Accrued expenses ...........................       134       (505)
           Customer deposits ..........................      (219)    (1,027)
           Deferred service revenue ...................       255        419
           Income taxes payable .......................      (229)        70
                                                          -------    -------
Net cash used in operating activities .................    (2,208)    (6,191)

Investing Activities
Purchases of equipment and leasehold improvements .....    (1,093)    (1,643)
                                                          -------    -------
Net cash used in investing activities .................    (1,093)    (1,643)

Financing Activities
Proceeds from line of credit ..........................     3,280      5,925
Common Stock issued under employee benefit plans ......       266        518
Procceeds from term loan ..............................      --        3,100
Principal payments on long-term debt ..................      (471)    (2,450)
                                                          -------    -------
Net cash provided by financing activities .............     3,075      7,093

                                                          -------    -------
Net decrease in cash and cash equivalents .............      (226)      (741)
Cash and cash equivalents at beginning of period ......     1,981      2,636
                                                          -------    -------
Cash and cash equivalents at end of period ............   $ 1,755    $ 1,895
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

It is suggested that the Company's Annual Report on Form 10-K containing Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements for the fiscal year ended September 30, 1997, together with notes thereto, be read in conjunction with this document.

Note 2 Inventory

The components of inventory consist of the following (in thousands):

                             June 30,      September 30,
                               1998            1997
                              -------        -------
Raw materials ...             $ 9,841        $ 8,478
Work in process .               3,134          2,017
Finished products               8,173          6,602
                              -------        -------
                              $21,148        $17,097
                              =======        =======



Note 3 Line of Credit

The Company has a revolving line of credit agreement which permits borrowing up to a maximum of $10,000,000. During the first quarter of fiscal 1998, the Company had obtained an increase to its existing line of credit, whereby an additional $2,500,000 was available, expiring on April 30, 1998. During April 1998, the Company obtained an extension, whereby the $2,500,000 available funds expire on October 31, 1998.

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



                            QUAD SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                Three Months Ended         Nine Months Ended
                                              ------------------------   ------------------------
                                                      June 30,                  June 30,
                                                 1998          1997         1998          1997
                                              ----------    ----------   ----------    ----------

Numerator:
     Net income (loss) .....................   $  (1,395)   $      127   $  (2,594)   $    1,539
                                               =========    ==========   =========    ==========

Denominator:
     Denominator for basic earnings (loss)
         per share-weighted average shares .   4,364,706     4,299,348   4,357,856     4,278,524
     Effect of dilutive securities:
         Employee stock options ............        --         162,367        --         199,202
         Employee stock purchase plan ......        --             678        --             678
                                               ---------    ----------   ---------    ----------
     Dilutive potential Common Stock .......        --         163,045        --         199,880
     Denominator for diluted earnings (loss)
         per share-weighted average shares .   4,364,706     4,462,393   4,357,856     4,478,404
                                               =========    ==========   =========    ==========

     Basic earnings (loss) per share .......   $   (0.32)   $     0.03   $   (0.60)   $     0.36
                                               =========    ==========   =========    ==========
     Diluted earnings (loss) per share .....   $   (0.32)   $     0.03   $   (0.60)   $     0.34
                                               =========    ==========   =========    ==========

Weighted average options to purchase 745,046 and 817,189 shares of Common Stock for the three and nine months ended June 30, 1998, respectively, were not included in the computation of diluted earnings (loss) per share because they were antidilutive. Weighted average options to purchase 246,864 and 148,891 shares of Common Stock for the three and nine months ended June 30, 1997, respectively, were not included in the computation of diluted earnings (loss) per share because they were antidilutive.

Note 5 Supplemental Disclosures to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows (in thousands):

                                                            June 30,
                                                         1998     1997
                                                       ------    ------
Schedule of noncash activity:
    Equipment acquired under capital lease             $   80    $ --
                                                       ======    ======

Cash paid during the period for:
    Interest .............................             $  518    $  299
                                                       ======    ======
    Income taxes .........................             $  166    $  952
                                                       ======    ======

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

                                         Three Months Ended  Nine Months Ended
                                              June 30,           June 30,
                                           1998      1997     1998      1997
                                          -----     -----    -----     -----
Net sales ...........................     100.0%    100.0%   100.0%    100.0%
Gross margin ........................      28.3      39.8     32.0      37.4
Engineering, research and development      10.4       9.7      9.4       8.4
Selling and marketing ...............      20.5      19.9     18.9      17.3
Administrative and general ..........       7.3       8.4      8.8       7.3
Income (loss) from operations .......      (9.9)      1.8     (5.2)      4.3
Income (loss) before income taxes ...     (10.8)      1.1     (6.0)      3.9
Net income (loss) ...................      (7.9)      0.7     (4.4)      2.5

Net sales of $17.6 million for the third quarter of fiscal 1998 increased slightly compared to the third quarter of fiscal 1997, while for the nine months of fiscal 1998, net sales decreased $1,488,000 or 2.5% compared to the first nine months of fiscal 1997. The following table sets forth sales of certain product lines for the periods indicated:

                        Three Months Ended       Nine Months Ended
                             June 30,                June 30,
                          1998      1997          1998       1997
                        -------   -------        -------   -------
Assemblers .......      $ 9,358   $ 8,930        $34,535   $36,902
Screen printers ..        4,019     3,787         10,430    10,232
Reflow ovens .....        1,036       961          3,435     3,134

Sales were flat in the third quarter as compared to the same quarter last year but decreased $4,403,000 or 19.6% compared to the second quarter of fiscal 1998. Although sales were flat in the third quarter as compared to the same quarter of last year, the Company reported a net loss in the third quarter of 1998 of $1.4 million, or $0.32 loss per diluted share, compared to net income of $127,000, or $.03 gain per diluted share, for the same period in the prior year. The net loss is principally due to severe market downturns in the electronics industry, resulting in increased price competition and decreased margins.

International sales represented approximately 42.8% and 49.7% of net sales for the third quarter of fiscal 1998 and 1997, respectively, and 37.5% and 41.8% of net sales for the first nine months of fiscal 1998 and 1997, respectively. The decease in international sales is primarily the result of decreased orders in Asia and in South America. The Asian crisis is resulting in a severe overcapacity and an oversupply of leftover low-cost component inventory in the electronics industry during the short term. The industry softness has affected the Company's domestic sales as well, which were down due to cutbacks in computers and peripherals, plus uncertainty in other segments. The Company expects that the slowdown in industry activity will continue for at least the remainder of calendar 1998.

Gross margin decreased to 28.3% from 39.8% and to 32.0% from 37.4%, compared to the third quarter and nine months of fiscal 1998 to 1997, respectively. The decrease in gross margin reflects the severe downturn in the electronics industry and affected all of the Company's major products. The Company expects that competitive pricing pressures will continue for some time.

Responding to the industry instability, the Company has plans to enact programs designed to cut costs in an effort to bring them in line with current levels of business activity. These programs will include workforce reductions of approximately 15%, realignment of operating priorities and deferral of selected operational programs. There can be no assurance, however, that the Company will be successful in these cost savings efforts or that such efforts will successfully reduce costs and expenses or reduce costs and expenses to levels adequate to offset the effects of industry weakness.

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Engineering, research and development expenses increased $179,000 or 10.8% and $455,000 or 8.9% for the third quarter and first nine months of fiscal 1998, respectively, compared to the same periods of the prior fiscal year. The increase in the first nine months of fiscal 1998, primarily reflects the addition of personnel to the engineering, research and development departments as the Company has increased the research and development efforts associated with various products such as the APS-1 assembler, the QSA-120DL assembler and other option features for the "Q" Series. The Company continues to develop additional features for the APS-1 assembler to expand and increase the functionality of this product.

Selling and marketing expenses increased $231,000 or 6.8% and $699,000 or 6.7% for the third quarter and first nine months of fiscal 1998, respectively, compared to the same periods last year. The increase is mostly a result of higher overall commission rates.

Administrative and general expenses decreased $128,000 or 9.0% for the third quarter of fiscal 1998 over the third quarter of the prior year but increased $770,000 or 17.3% for first nine months of fiscal 1998 when compared to the same period last year. The increase is mostly due to one-time costs incurred in fiscal 1998, including $1.0 million to obtain a paid-up license of patented technology from MPM Corporation (see below for a detailed explanation) and severance costs of $322,000 related to the resignation of the Company's former president and other reductions in the workforce. Excluding these costs, administrative and general expenses decreased approximately $552,000 or 12.4% for first nine months of fiscal 1998 compared to the same period last year. The Company believes that operating expenses for the next several quarters will decrease as the cost-cutting programs noted above are implemented. However, there can be no assurance that implementing the programs will result in decreased operating expenses.

Income tax benefit of $511,000 and $984,000 represented an effective tax rate of 26.8% and 27.5% for the third quarter of fiscal 1998 and first nine months of fiscal 1998, respectively, as compared to an effective tax rate for income tax expense of 38.0% in the same periods of the prior year. Income tax for fiscal 1998 differs from the amount that would result from applying the Federal statutory tax rate to the results from operations primarily due to permanent differences in taxable income versus financial income. The Company expects its effective tax rate to remain at approximately 27.5% for the remainder of the fiscal year.

Backlog

As of June 30, 1998, the Company's backlog of orders was $7.3 million, compared to $11.3 million as of September 30, 1997 and $12.6 million as of June 30, 1997. Bookings for the third quarter of fiscal 1998 were $14.1 million as compared to bookings of $19.4 million in the second quarter of fiscal 1998 and $19.7 million in the fourth quarter of fiscal 1997. The following table sets forth certain backlog information by product line for the periods indicated (in millions):


                                            June 30,
                                       1998         1997
                                       ----         ----
         Assemblers                    $3.5         $7.2
         Screen printers                1.3          1.9
         Reflow ovens                    .2           .7

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

                            QUAD SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Liquidity and Capital Resources

The Company's working capital as of June 30, 1998 was approximately $23.3 million, including cash balances of approximately $1.8 million. At September 30, 1997, the Company had working capital of approximately $26.0 million, including cash balances of approximately $2.0 million. During the first nine months of fiscal 1998, net cash used in operations amounted to $2.2 million, principally due to the net loss of $1.9 million. Purchases of equipment and cash used in operations was mostly financed by $3.3 million of incremental borrowings under the Company's revolving line of credit.

The Company has a revolving line of credit agreement which permits borrowings up to a maximum of $10,000,000 and bears interest at the bank's base rate of interest or, at the Company's option, the bank's prime rate or LIBOR plus 1.30%, when the outstanding balance is greater than $500,000. This line of credit is secured by a pledge by the Company's English holding company, Quad Systems Holdings Limited, of 65% of the outstanding shares of its two wholly-owned English operating subsidiaries. The Company pays a fee on the unused portion of the line of credit. This credit agreement expires in April 2000. This line of credit also contains various customary operating and reporting covenants and requires maintenance of certain financial ratios. As of June 30, 1998, borrowings under this line of credit were $8,200,000.

During the first quarter of fiscal 1998, the Company obtained an increase to its existing line of credit whereby the bank made available under the terms of the existing line of credit an additional $2,500,000. This increase, which originally was to expire on April 30, 1998, was extended to October 31, 1998.

The Company believes that existing cash balances and borrowing capacity will provide adequate financing for the next year.

License Agreement

In March 1998, the Company reached an agreement with MPM Corporation ("MPM") to provide the Company with a paid-up, non-exclusive, non-transferable, perpetual license for inventions covered by certain patents and other intellectual property held by MPM. These inventions are currently used in certain of the Company's screen printers. The Company agreed to pay to MPM a one-time license fee of $1,000,000 for the right to use those inventions. The Company recognized the entire amount of this fee in the second quarter of fiscal 1998.

Forward Looking Statements

The discussions above regarding the Company's expectations of future sales, gross margins, operating expenses, scheduling of new product introductions and expected shipment dates and the outlook for the SMT industry and advanced packaging markets include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions, domestic and international and growth rates in the SMT manufacturing industry and advanced packaging markets and the intensity of competition, ability to achieve cost reductions in an effort to bring spending in-line with current levels of business activity, product development delays or performance problems, difficulties or delays in software functionality and performance, the timing of future product releases, failure to respond adequately either to changes in technology or to customer preferences and risks of nonpayment of accounts receivable.

                            QUAD SYSTEMS CORPORATION
                           Part II. Other Information



Item 6.  Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          10.1 Severance Agreement dated March 30, 1998, as further amended on April 7, 1998, between the Company and David W. Smith.

          10.2 Severance Agreement dated April 6, 1998, between the Company and Joseph L. Gasper.

          10.3  Executive Severance Pay Plan.

          10.4 Employment memorandum dated April 27, 1998, between the Company and Theodore J. Shoneck.

          10.5 Employment memorandum dated April 27, 1998, between the Company and Anthony R Drury.

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




                                             QUAD SYSTEMS CORPORATION



Date: August 12, 1998                  By:    \s\ Anthony R. Drury
                                             ------------------------
                                             Anthony R. Drury
                                             Senior Vice President, Finance
                                             and Chief Financial Officer