Form 10-K
period 1998-09-30
QUAD SYSTEMS CORP /DE/
filed 1998-12-28
CIK 899823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

                                       or

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

                          COMMON STOCK, $.03 PAR VALUE
          SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 22, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,738,454.*

As of December 22, 1998, 4,414,091 shares of common stock, $.03 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1999 Annual Meeting of Stockholders, to be filed no later than 120 days after the end the Registrant's fiscal year covered by this report.

----------

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

The principal business of Quad Systems Corporation (the "Company" or "Quad") is the design, manufacture, marketing and support of surface mount technology ("SMT") equipment used in the assembly of printed wiring boards. Quad sells its SMT assembly equipment primarily in low to medium volume production environments. The Company's SMT assembly equipment conveys and positions printed wiring boards in preparation for the precision placement of a broad range of electronic components. In conjunction with the Company's SMT assembly equipment, the Company also offers certain other peripherals such as component feeders, matrix tray handlers and machine vision systems. In addition, the Company sells turnkey systems incorporating the major elements of a SMT production line: namely, a screen printer, an assembly system, a reflow oven and material handling conveyors. The Company designs and manufactures its own assembly systems and reflow ovens, while supplying screen printers and material handling conveyors purchased from third party sources. The Company previously manufactured its own screen printers, until October 1, 1998, when it sold this capability to Speedline Technologies, Inc., as described below. The Company also supplies assembly systems, the QSA-30 Series, and component tape feeders manufactured by Samsung Aerospace Industries, Ltd. ("Samsung"), under a long-term agreement. From time to time, the Company examines the products it manufactures and those produced by third parties to determine whether the mix of products to be offered by the Company and those to be purchased from third party sources should be changed.

Under SMT, printed circuit or wiring boards ("PWBs") are prepared by screen-printing solder paste onto numerous contact pads at the termination of each PWB trace. Components are added to the PWB by an assembly system that picks a component and places it precisely on trace terminations that have been appropriately prepared with solder paste. Leads from each component, of which there may be as few as two or as many as several hundred, must be aligned with the contact pads to assure proper electrical connections. After the components are placed, the entire PWB is heated to a temperature just above the melting point of the solder in the solder paste. The resulting reflow of the solder provides a permanent physical and electrical bond between each lead of each component and the pads and traces of the PWB.

In addition to its SMT business, the Company designs, manufactures, markets and supports advanced packaging technology ("APT") equipment used in processes such as "chip on board", "flip chip" and "chip scale package" assembly. The Company has recently entered into the APT market segment and it is not yet a significant portion of the Company's business and there can be no assurance that the Company will ever be able to generate substantial APT sales. APT combines semiconductor assembly processes and SMT assembly processes with a wide range of substrate materials to produce products that are significantly smaller, faster and lighter. APT is an enabling technology that the Company believes is becoming increasingly more cost-effective. The Company also believes that the APT marketplace is evolving and customer requirements are not fully defined. While the APT processes described above are not exhaustive, they include those the Company believes are some of the most commercially feasible processes currently being utilized. The Company's current APT product offering meets certain of the APT market's application requirements. The Company's products do not seek to address all currently identified needs for the APT marketplace. The Company is continuing to develop and market additional features for its APS-1 assembler, to meet targeted needs of this evolving market. There can be no assurance that the Company will be successful in doing so. Additionally, new technologies and competitive models may be introduced in the future which might cause the Company's current APT product offerings to become obsolete.

Subsequent to fiscal year-end, the Company sold substantially all of the assets and liabilities of one of its European subsidiaries, SMTech Limited ("SMTech"), to Speedline Technologies, Inc. ("Speedline") for $14.8 million in cash paid at closing, subject to a holdback of $750,000. The Company is liable for various representations and warranties provided to Speedline under this agreement. In connection with the sale, Quad and Speedline's MPM Corporation division ("MPM") entered into an agreement under which MPM will supply Quad on an OEM basis with the former SMTech screen printer product line. See Note 11 to the Consolidated Financial Statements for further information relating to the sale of the net assets of SMTech.

The Company was incorporated in Pennsylvania in 1980 and changed its state of incorporation to Delaware in 1987.

PRODUCTS AND SERVICES

The Company offers a line of SMT and APT process equipment and related services for the electronics manufacturing market. The products offered by the Company are sold as part of a turnkey system marketed by the Company under the "QuadLine(TM)" name or are sold separately. Most of the Company's currently marketed SMT and APT equipment is compatible with the Company's software and component handling subsystems and the Company attempts to provide suitable upgrade paths for its products.

Primary Surface Mount Assembly Equipment

                                                                                       FISCAL YEAR
PRODUCT                 CAPABILITIES                                 MARKET FOCUS      INTRODUCED
-------                 ------------                                 ------------      ----------
QSP-2 (TM) (part of     Full range of fine pitch capability          Medium volume        1994
the "Q" Series)         "QuadAlignTM" component centering            SMT assembly
                        Placement rates of up to 14,000              market
                        components per hour (CPH)

QSV-1 (TM) (part of     Full range fine pitch capability             Medium volume        1997
the "Q" Series)         "QuadAlign" component centering              SMT assembly
                        Placement rates of up to 7,000 CPH           market

QSA-30 (TM) Series      Limited range of fine pitch capability       Medium volume        1997
                        "QuadAlign" component centering              SMT assembly
                        Placement rates of up to 13,300 CPH          market



"Q" SERIES OF PRODUCTS

The "Q" Series multi-functional SMT assemblers offer a range of throughput rates, precision and capabilities. "Q" Series assemblers share several common technologies, including Quad's patented QuadAlign technology, a component processing alignment system that allows the assembler to process fine pitch components "on-the-fly," the P4 (Pick-Pick-Place-Place) head and QSOFT(TM), Quad's proprietary software for electronic assembly machine programming and operation. QSOFT enables assemblers of the "Q" Series to be combined more efficiently than otherwise would be the case, to form higher capacity production lines. In addition, all standard Quad component feeder systems and accessories are compatible with the "Q" Series assemblers and can be used in combination with the Company's docking feeder carts. All "Q" Series models share Quad's proprietary IQ (TM) feeder setup verification technology. This technology increases machine utilization and yield. Approximately 36% of the Company's fiscal 1998 net sales were attributable to sales of the "Q" Series, including accessories.

QSP-2

The QSP-2 is a medium-speed multi-functional "Q" Series SMT assembler with fine pitch capabilities. The QSP-2 was introduced in February 1994 and was the first "Q" Series production assembler to utilize QuadAlign. Its ability to place a large range of components at high throughput rates provides flexibility in production line balancing, allowing easier optimization of production. The QSP-2 is designed for applications with placement rates, depending upon customer applications, of up to 14,000 components per hour.

QSV-1

The QSV-1 is a low to medium volume multi-functional "Q" Series SMT assembler with fine pitch capabilities. The QSV-1 was introduced June 1996 and is designed for applications with placement rates, depending upon customer application, of up to 7,000 components per hour.

QSX-1 (TM)

The QSX-1 is a medium-speed "Q" Series SMT assembler that is capable of placing ultra-fine-pitch components onto very large PWBs. This precision assembly system combines an advanced mechanical platform and direct linear drive motor system with the common QSOFT, QuadAlign and P4 head technologies. The QSX-1 is designed to have optimal use in for full-production fine-pitch IC placement applications. The Company began full production and shipments of the QSX-1 during the fourth fiscal quarter of 1996.

APS-1 (TM)

The APS-1 (Advanced Packaging System) is a "Q" Series assembler designed to address the evolving requirements of both the advanced SMT and APT markets. The APS-1, introduced in fiscal 1997, is designed to place semiconductor die, including flip chip on a variety of substrates, in addition to placing a broad range of SMT components, at throughput rates of up to 5,000 components per hour, depending upon customer applications. The APS-1 has been designed to be flexible, with optional modular subsystems to meet a variety of customer applications. Options currently available include Wafer Presentation Systems, a Die Inverter, an Automatic Wafer Transfer System, a Dip Fluxer and a variety of Waffle Pack Holders.

The Company's current APT products meet certain APT market application requirements. The Company's products do not address the needs for all APT processes in the marketplace. The Company is continuing to develop and market additional features for its APS-1 assembler, to meet targeted needs the Company has identified for this evolving market. There can be no assurance that the Company will be successful in doing so. Additionally, new technologies and competitive models may be introduced in the future which might cause the Company's current APT product offerings to become obsolete. The Company continually attempts to improve its products to expand and increase the application of the product, although there can be no assurance the Company will be successful.

QSA-30 Series

The QSA-30 Series are medium volume SMT assemblers, developed in partnership with and purchased from Samsung. The QSA-30, QSA-30A and QSA-30V models utilize QuadAlign, Quad tape feeders and docking feeder carts. The QSA-30 Series is designed for applications with placement rates, depending upon customer applications, of up to 13,300 components per hour, while placing components ranging in size from very small passive components to fine pitch components.

A disruption of the supply of the QSA-30 Series from Samsung would adversely affect the ability of the Company to meet its customer's needs and could have a significant adverse impact on net sales.

"C" SERIES OF PRODUCTS

The "C" Series are modular, low to mid-range assembly systems, which can be configured with a wide variety of accessories designed to meet the specific processing requirements of Quad's customers. The "C" Series also incorporates QuadAlign. Components placed by the "C" Series range from very small passive components, to multi-leaded, fine pitch component parts with lead spacing down to 12 mils. All of the Company's standard accessories and QuadVu (TM) vision systems are available as options for the "C" Series. Approximately 9% of the Company's fiscal 1998 net sales were attributable to sales of the current "C" Series and its predecessors, including accessories.

IVcMk2

The IVcMk2 is a high-accuracy assembler, providing a full range of fine pitch capability, which incorporates QuadAlign. The IVcMk2 is designed to be configured as a single unit, with placement rates of up to 3,600 components per hour, or as a multiple headed system. The Company believes that the modular design is attractive to many SMT customers, who prefer an initial high capability system that can be upgraded as their production requirements change.

IIc

The IIc is an entry-level system, providing a limited range of fine pitch capability. The IIc is based on the original IVc. The IIc includes a belt-driven system for positioning of the X and Y-axes, while it maintains the precision advantage of linear glass scale encoders for positional accuracy. The IIc offers large board capacity that may be configured in a standard workholder, an in-line board transport or a side shuttle configuration.

SCREEN PRINTERS

The Company sells screen printers manufactured by Speedline. The VMP (TM) Series, AVX 400 (TM) and AVX 500 (TM) models are screen printers that offer high precision and repeatable application of solder paste onto PWBs. The range of models starts at bench-top, through fully automated in-line full-size 29" screen printers.

Subsequent to fiscal year-end, the Company sold substantially all of the assets and liabilities of subsidiary, SMTech, which previously supplied its screen printers, to Speedline. In connection with the sale, Quad and Speedline's MPM division entered into an agreement under which MPM will supply Quad on an OEM basis with the former SMTech screen printer product line. See Note 11 to the Consolidated Financial Statements for further information relating to the sale of the net assets of SMTech.

Approximately 18% of the Company's fiscal 1998 net sales were attributable to sales of screen printers. The Company will continue to market and service the screen printer product line. As a result of the sale of SMTech, the Company believes that sales of screen printers will represent significantly less than 10% of net sales in fiscal 1999. A disruption of the supply of screen printers from MPM could adversely affect the ability of the Company to meet its customer's needs. If MPM were to stop supplying Quad with screen printers, the Company has the right to use alternative suppliers. The Company believes that there are other suitable screen printer products that can be obtained from other screen printer manufacturers.

REFLOW OVENS

The Company also sells convection dominant reflow ovens manufactured by its wholly-owned subsidiary Quad Europe Limited ("QEL"), acquired in 1993 and located in High Wycombe, England. Oven features include a passive pre-heat section and an integrated thermal profiling system. Based on a modular frame design, Quad's convection reflow ovens are available in several models. Approximately 6% of the Company's fiscal 1998 net sales were attributable to sales of reflow ovens.

Profile Series of Ovens

The Company's high performance Profile Series reflow ovens feature what the Company believes is an advanced airflow and thermal dynamics technology that supports high-production throughputs. The A.I.R.(TM) (Adaptive Intelligent Reflow) option for the Profile Series utilizes a computerized thermal camera inside the oven and an independent computer system to monitor and control the temperature of each PWB processed.

QCR Series Ovens

The QCR Series reflow ovens are designed for low to medium volume production environments and for highly consistent reflow of assembled PWBs. QCR ovens are available in two models, with four or eight independently controlled convection zones, and belt, rail or combination transport systems.

MATERIAL HANDLING CONVEYORS

Quad sells material handling conveyors manufactured by third parties. Such conveyors include wiring board loaders and unloaders, manual inspection stations and other conveyor systems. Conveyor systems automate the material transfer steps throughout the SMT assembly processing system.

QUADLINE

The Company provides its customers with the major elements of turnkey SMT production lines, under the name "QuadLine," a service that integrates a full line of assembly equipment. The Company believes that offering the major elements of a turnkey production line system complements the Company's primary business of selling surface mount assemblers. The Company also believes that QuadLine enhances the Company's overall market position by providing customers a sole source of responsibility and service for, and increased compatibility among, the equipment in customers' assembly production lines. During fiscal 1998, sales of such systems accounted for approximately 33% of net sales.

PERIPHERALS AND SERVICE

Component Feeders and Accessories

The Company sells a variety of tape, vibratory and waffle tray feeders. Under a long-term supply agreement with Quad, Samsung is the Company's sole supplier of component tape feeders. The contract is to run for a six-year period and deliveries under the contract commenced in fiscal 1998. The Company's electronic tape feeders are available in 8mm, 12mm, 16mm, 24mm, 32mm, 44mm and 56mm formats and are compatible with all Quad assembly systems. In addition, the Company offers docking feeder carts that can be loaded with tape feeders off-line and rapidly rolled into place to prepare the assembler to produce a new PWB. This feature can greatly reduce the time involved in changing over the assembler from assembling one PWB to another.

A disruption of the supply of component tape feeders could adversely affect the ability of the Company to meet its customer's needs. If Samsung were to stop supplying Quad with component tape feeders, Quad has the right to resume manufacturing or use alternative suppliers. Quad maintains an inventory of component tape feeders that it believes will sustain the business during such a transition, if any.

The Company's waffle tray handler can present up to twenty different waffle trays to the assembler and is compatible with most of the Company's assemblers. The Company's vibratory feeders are compatible with all of its assembly systems.

QuadCare (SM)

QuadCare is the Company's integrated service and support program, offering complete coverage for preventive and unscheduled maintenance, including parts and labor, software and firmware upgrades, telephone consultations, application engineering support and periodic retraining. The provision of software and firmware upgrades under QuadCare permits existing customers to benefit from the Company's development activities both to improve the operation of their assemblers and to provide support for additional peripheral equipment and modular enhancements. The Company views this line of business as supporting the marketing of the Company's assembly equipment and not as a substantial additional line of business.

MANUFACTURING

The Company's current principal manufacturing activities consist of sub-assembly, final assembly and testing of the Company's SMT and APT assembly products in Willow Grove, Pennsylvania and of reflow ovens in High Wycombe, England. Virtually all of the Company's PWBs, machine parts, component tape feeders and some of the Company's sub-assemblies are manufactured by third parties. Logistical and sourcing assistance, technical training for testing and debugging and quality assurance coordination is provided to the Company's subcontractors on an ongoing basis to ensure quality and low-cost production.

The Company believes it is advantageous to use multiple sources for PWBs, fabricated parts and other essential components and generally attempts to maintain more than one qualified vendor for the manufacture of each fabricated part used in production of the Company's products. Certain parts, however, currently are available from or have been subcontracted out to only one source. The Company purchases components from suppliers pursuant to standard purchase orders. Should the Company experience interruptions in any of these supplies, or increases in costs of essential components, production delays or cost increases could result, which might have a materially adverse effect on the Company's business. On occasion, the Company has experienced delays due to supply shortages, but such delays have not had a material adverse effect on the Company.

The Company provides its customers with a one-year warranty on parts and labor on all products.

SALES AND MARKETING

The Company markets its products and services through a combination of a direct sales force, regional sales managers and manufacturers' representatives in North America. At the end of fiscal 1998, the Company employed 28 people in sales and marketing, including 8 in direct sales and 19 manufacturers' representative firms in North America. In addition to the sales and service personnel located at the Company's headquarters in Willow Grove, Pennsylvania, the Company has sales or service personnel at 33 other locations in North America.

Outside of North America, the Company has a direct sales force in the United Kingdom and has sales representative arrangements with firms located in Australia, Brazil, China, Egypt, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, New Zealand, Philippines, Singapore (also covering Malaysia and Thailand), Taiwan, and Turkey and in several Western European countries.

Sales to customers outside of the United States represented approximately 39%, 44% and 43% of net sales in fiscal 1998, 1997 and 1996, respectively. Through the end of fiscal 1998, the Company derived its international sales from two wholly-owned foreign subsidiaries in the United Kingdom that both manufacture and sell product, as well as from international sales shipped from its U.S. operations. Subsequent to year-end, the Company sold substantially all of the assets and liabilities of one of its European subsidiaries, SMTech, to Speedline. As a result of the sale of SMTech, the Company believes that international sales will decrease as a percentage of net sales in fiscal 1999.

The decrease in international sales is primarily the result of decreased orders from Asia and South America. The Company believes that the Asian crisis is causing severe global SMT PWB assembly plant over-capacity. As the industry reorganizes and becomes more efficient, used assembly equipment is currently depressing demand for new SMT assemblers sold by the Company. The Company believes that after the existing PWB assembly plant capacity is absorbed, demand for new SMT assembly equipment will strengthen. For financial information on the Company's foreign operations and the sale of the net assets of SMTech, see Notes 9 and 11 to the Consolidated Financial Statements included herein.

BACKLOG

Backlog of orders as of September 30, 1998, totaled $8.8 million compared to $11.3 million as of September 30, 1997. The following table sets forth certain backlog information by product line for the periods indicated (in thousands):

                                                    YEAR ENDED
                                                   SEPTEMBER 30,
                                                   -------------
                                                 1998        1997
                                                 ----        ----
Assemblers                                      $5,519      $6,679
Screen printers                                  1,103       1,546
Reflow ovens                                       240         816

The remainder of backlog consists of other products. The Company expects to ship all backlog orders outstanding at September 30, 1998 during fiscal 1999. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period. Therefore, backlog may not necessarily be indicative of future sales.

ENGINEERING, RESEARCH AND DEVELOPMENT

The Company's product development activities focus on developing new equipment and on improving current system features, including accuracy, reliability and flexibility, while increasing placement rates and yield. These efforts include seeking to improve manufacturing techniques and further enhancing and developing software used in the Company's products. In addition, the Company seeks to develop process systems that support advances in component packaging and device design technologies. These efforts produced IQ(TM) Feeder Setup Verification System, a component handling platform that presents SMT components to the assembler while monitoring inventory status in the component feeders; QuadAlign, a component processing alignment system used in many of the Company's products; new products such as the APS-1 and the QSV-1; enhanced software functionality in "Q" Series products and third party product integration software. These efforts from time to time may include obtaining additional research and development support from third parties.

Engineering, research and development is currently conducted at the Company's headquarters in Willow Grove, Pennsylvania, at QEL's headquarters in High Wycombe, England and previously, at SMTech's headquarters in Dorchester, England. Engineering, research and development expenses for fiscal 1998, 1997 and 1996 were approximately $7.5 million, $6.8 million and $6.2 million, respectively. This represented approximately 10.0%, 8.3% and 8.6% of net sales, for fiscal 1998, 1997 and 1996, respectively.

COMPETITION

The markets in which the Company competes are characterized by intense competition, rapid technological and product changes, changing market requirements and significant expenditures for product and market development. The Company has a number of present and potential competitors in its markets, many of whom have more diverse product lines and greater financial, marketing and other resources than the Company. The Company's principal domestic competitors are Amistar Corp., BTU International, Inc., Conceptronic, Inc., Contact Systems, Inc., Heller Industries, Kulicke & Soffa Industries, Inc., MPM Corporation, MRSI, Palomar Products, Inc., Universal Instruments, Inc. and Vitronics Corp. The Company's principal foreign competitors are DeK Printing Machines, Inc., Fuji Heavy Machinery Company, Hitachi, Ltd., Mydata Automation, Inc., Panasonic Factory Automation Division of Matsushita Electric Corporation of America, Phillips SMD Technology, Inc., Sanyo High Technology Co., Ltd., Shinkawa Ltd., Siemens Factory Automation Inc., The Zevatech Group and Toshiba Corp.

The Company believes that the principal competitive factors in the segments of the SMT and APT assembly markets in which it competes are accuracy, reliability, ease of use, service and support, throughput, price, flexibility, enabling technology and the ability to meet demand in a timely manner. The Company believes that it addresses these issues through its emphasis on quality control and investments in product development and production capacity.

PATENTS AND LICENSES

The Company holds two United States patents and expects to apply for additional patents for protection of technology under development by the Company, although there can be no assurance that any such patents will be issued or will be sufficient to protect the Company's competitive position. One of the Company's patents, which was granted in 1996, covers the Company's non-contact component alignment subsystems (known as Quadalign), such as that used in most of the "C" Series and all of the "Q" Series products. Although the Quadalign patent and any other patents that may be obtained are considered valuable intellectual property, the Company believes that they are not determinative of any success the Company enjoys, which the Company believes depends principally upon engineering, marketing, service and manufacturing skills.

The Company enters into technology licensing arrangements with others when it believes it is appropriate to do so. The Company has an agreement with MPM to supply Quad on an OEM basis with the former SMTech screen printer product line. This agreement provides, among other things, that Quad will purchase a minimum of $7.4 million of AVX 500 screen printers by December 31, 2000. This agreement, however, is subject to certain provisions that could reduce the minimum commitment required.

The Company has an agreement with Samsung for the sale and distribution of the QSA-30 Series, which terminates in March 1999. Under the terms of the agreement, the Company has an exclusive right to distribute and sell the QSA-30 Series in North America, Europe and South America and a non-exclusive right to sell in Asia, except in Korea. The contract covers a term of two years and is subject to extension. The number of assemblers to be purchased and their purchase price is negotiated at the beginning of each contract year. Nonrenewal of this agreement or disruption of supply under this agreement would adversely affect the ability of the Company to meet its customer's needs and could have a significant adverse impact on net sales.

In 1996, the Company granted an exclusive license to Samsung for Samsung to be the Company's sole supplier of component tape feeders, which are currently used on all of the Company's assembly systems. The contract is to run for a six-year period and requires Quad to purchase a minimum quantity of component tape feeders with a value of at least $6.8 million during the first two years of the contract. Samsung's remedy if Quad fails to meet the target is to terminate the agreement. The number of tape feeders to be purchased during the remainder of the contract term is to be negotiated. Samsung is required to pay to Quad a total of $300,000, representing a combination of licensing fees and a reimbursement for expenses incurred in transferring technology to Samsung for use in production of the component tape feeders. Samsung began to supply component tape feeders to the Company during fiscal 1998.

The Company believes that much of its important technology resides in its proprietary software (much of which has not received federal copyright registration or is not patented) and trade secrets. Insofar as the Company relies on trade secrets and unpatented knowledge to maintain its competitive position, there is no assurance that others may not independently develop similar technologies. In addition, although the Company executes non-disclosure agreements with its employees, selected vendors and others, there can be no assurance that secrecy obligations will not be breached. Any loss of such know-how or breach of such agreements could have a material adverse effect on the Company.

The Company owns a registered trademark for the name "Quad" in both the United States and Canada for use with electronic assembly equipment.

EMPLOYEES

At the end of fiscal 1998, the Company employed 327 persons on a full-time basis of which 219 were domestic and 108 were foreign based. None of the Company's employees are represented by a labor union, and the Company has experienced no labor actions, although the Company has had a significant number of layoffs in the workforce during fiscal 1998. Management considers its relations with its employees to be good.

ITEM 2.   PROPERTIES

The Company maintains its headquarters and principal manufacturing facility in a leased 106,000 square foot facility in Willow Grove, Pennsylvania. The facility is leased for a term ending December 2006, and the monthly rental for the space is approximately $68,000 plus taxes, insurance, maintenance and utilities.

QEL occupies a 9,600 square foot facility in High Wycombe, England, for a term of 25 years ending in December 2018 with a current monthly rental of approximately $8,000 (at current exchange rates), plus taxes, insurance, maintenance and utilities. SMTech occupied a 19,000 square foot facility in Dorchester, England, for a term of 15 years ending in April 2011 with a current monthly rental of approximately $9,000 (at current exchange rates), plus taxes, insurance, maintenance and utilities (see discussion below). Both the QEL and SMTech facilities have clauses that would permit the tenant to vacate at no cost after ten and five years, respectively, from the beginning of their leases. The Company believes that its existing facilities are adequate to meet its current needs.

Subsequent to fiscal year-end, the Company sold substantially all of the assets and liabilities of SMTech to Speedline. Speedline is currently subletting the SMTech facility from the Company. The sublease agreement is for a maximum period of six months after the sale. Speedline also has an option for early termination of the sublease agreement.

ITEM 3.   LEGAL PROCEEDINGS

In 1996, the Company was named a defendant in a patent infringement lawsuit filed by The Zevatech Group in Munich, Germany. The complaint alleges that the Company infringed on the plaintiff's German patents relating to pick and place assemblers. The Company has responded with an action against the plaintiff in Munich, Germany seeking to have such plaintiff's patents invalidated. Management believes the lawsuit to be without merit and is vigorously defending itself against the lawsuit. Accordingly, no provision for this lawsuit has been recorded since its inception.

During fiscal 1996, the Company settled a securities litigation, which had begun during fiscal 1995, to avoid the uncertainties of litigation and without admitting any wrongdoing with respect to any of the claims alleged in the complaint. Total cost (including legal fees) to the Company, net of the amount paid by the Company's directors and officers liability insurer, was $1,467,000. During the year ended September 30, 1996, the Company recorded $1,287,000 of expenses relating to the settlement of this securities litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

          EXECUTIVE OFFICERS, OTHER OFFICERS AND DIRECTORS

The executive officers, other officers and directors of the Company are as follows:


NAME                   AGE      POSITION
----                   ---      --------
Theodore J. Shoneck     41      President and Chief Operating Officer
Anthony R. Drury        56      Senior Vice President, Finance and Chief Financial Officer
Craig C. Ramsey         45      Senior Vice President, Marketing
John D. Dreibelbis      44      Vice President and Chief Technology Officer
Terry D. Ellis          38      Vice President, North American Sales & Customer Support
Vahram V. Erdekian      50      Director
Robert P. Pinkas        45      Director
Lorin J. Randall        55      Director
David H. Young          51      Director

Directors hold office until the next annual meeting of the stockholders, or until their successors are duly elected and qualified. Officers are elected by and serve at the pleasure of the Board of Directors.

Mr. Shoneck has been President and Chief Operating Officer of the Company since April 1998. From December 1997 until April 1998, he was the Company's Chief Operating Officer. From May 1996 until December 1997, he was the Chief Operating Officer of Cutting Edge Technologies, Inc. From April 1994 until May 1996, he was the Vice President and General Manager of KMI Surgical Products, Inc. Prior to April 1994, Mr. Shoneck was the Manager of Operations Services for Alcon Laboratories, Inc.

Mr. Drury has been Senior Vice President, Finance of the Company since December 1993. Mr. Drury has also been Chief Financial Officer of the Company since January 1990.

Mr. Ramsey has been Senior Vice President, Marketing since November 1998. From January 1996 until November 1998, he was the Company's Vice President, Product Assurance and Marketing. From November 1994 until January 1996, Mr. Ramsey was the Company's Vice President, Product Assurance. Prior to November 1994, he was the Company's Vice President, Engineering.

Mr. Dreibelbis has been Vice President and Chief Technology Officer of the Company since March 1997. From September 1995 until March 1997, he was an engineering fellow at Kulicke & Soffa Industries, Inc. and from January 1989 to September 1995 he was founder and President of Blue Ridge Technologies.

Mr. Ellis has been Vice President, North American Sales and Customer Support since June 1997. From February 1997 until June 1997 he was Vice President, Customer Service Support. From June 1996 to February 1997, he served as the Company's Director of Customer Support. From April 1995 to June 1996, Mr. Ellis was the acting Director of Customer Support for MPM Corporation, a manufacturer of screen printers used in the SMT industry and a competitor of the Company. From February 1994 to April 1995, he was the manager of a regional MPM Technical Support Center. From July 1991 to February 1994, he was Manager, Customer Service Automation Support Center for Advanced Technology Laboratories, Inc.

Mr. Erdekian has served on the Board of Directors of the Company since July 1996. Since October 1998, he has been the Vice President, Strategic Account Management of Solectron Corporation. From January 1998 until October 1998, Mr. Erdekian was the Vice President, Mergers and Acquisitions of Bay Networks, Inc. ("Bay Networks"). From October 1996 until January 1998, he was Vice President, Worldwide Manufacturing Operations of Bay Networks. From October 1994 until October 1996, he was Vice President, Manufacturing Product Operations of Bay Networks. From September 1993 until October 1994, Mr. Erdekian was the Vice President, Manufacturing Operations of Wellfleet Communications, which merged with Synoptics Corporation to form Bay Networks in August 1994. Prior to September 1993, he was an operations consultant to private and public corporations.

Mr. Pinkas has served on the Board of Directors of the Company since 1982. Mr. Pinkas has been a general partner of Brantley Venture Partners, L.P. a venture capital firm, for more than ten years. Since August 1996, Mr. Pinkas has also been a general partner of Brantley Venture Management, L.P. Mr. Pinkas is also a director of Gliatech, Inc., Pediatric Services of America, Inc., Medirisk, Inc. and Waterlink, Inc. Since November 1996, Mr. Pinkas has also been the Chairman of the Board, Chief Executive Officer, Treasurer and Director of Brantley Capital Corporation. Mr. Pinkas was the Company's Treasurer from March 1982 until October 1987.

Mr. Randall has served on the Board of Directors of the Company since January 1988. Since January 1995, he has been the Vice President, Finance and Chief Financial Officer of CFM Technologies, Inc. From May 1994 until June 1995, Mr. Randall was the President and Chief Executive Officer of Greenwich Pharmaceuticals Incorporated ("GPI") (now known as Boston Life Sciences, Inc.). From September 1991 until May 1994, he was the Chief Financial Officer and Vice President of GPI. Mr. Randall was Quad's President and Chief Executive Officer from August 1988 until January 1990 and was the Company's Vice President, Operations and Chief Financial Officer from May 1985 until July 1988.

Mr. Young is the founder of the Company and has served on the Company's Board of Directors since its inception. In March 1998, Mr. Young was elected Chairman of the Board. Mr. Young has been the President of Two Technologies, Inc., a company that manufactures hand-held computers, for more than five years. Mr. Young served as the Company's President from its inception until October 1985.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock trades on The Nasdaq Stock Market Inc. under the symbol "QSYS". The quarterly range of high and low bid quotations for 1998 and 1997 are set forth below. Such high and low bid quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


YEAR ENDED SEPTEMBER 30, 1998                  HIGH        LOW
-----------------------------                  ----        ---
First Quarter                                  $8.38      $5.00
Second Quarter                                 $5.56      $3.56
Third Quarter                                  $5.50      $2.44
Fourth Quarter                                 $2.81      $1.06

YEAR ENDED SEPTEMBER 30, 1997                  HIGH        LOW
-----------------------------                  ----        ---
First Quarter                                 $12.25      $9.00
Second Quarter                                $14.50      $9.63
Third Quarter                                 $10.63      $7.00
Fourth Quarter                                $10.38      $7.38

NUMBER OF HOLDERS OF COMMON STOCK

At November 23, 1998, there were approximately 104 stockholders of record of the Company's Common Stock. Based on information obtained from the Company's transfer agent, the Company believes that the number of beneficial owners of its Common Stock is approximately 1,800.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payment of dividends is restricted under terms of the Company's credit agreement.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                         Year Ended September 30, (1)
                                                   ------------------------------------------------------------------
                                                      1998            1997         1996          1995          1994
                                                      ----            ----         ----          ----          ----
                                                                  (In Thousands, Except Per Share Amounts)

STATEMENT OF OPERATIONS DATA:
Net sales                                           $ 74,859       $ 81,723      $ 71,591      $ 62,591      $ 50,776
Cost of products sold                                 52,128         51,417        43,912        39,537        29,721
                                                    --------       --------      --------      --------      --------
     Gross profit                                     22,731         30,306        27,679        23,054        21,055
Operating expenses:
     Engineering, research and development             7,515          6,759         6,153         4,844         4,300
     Selling and marketing                            14,542         14,197        12,076        10,276         8,313
     Administrative and general                        6,955          5,912         5,561         3,997         3,026
                                                    --------       --------      --------      --------      --------
        Total operating expenses                      29,012         26,868        23,790        19,117        15,639
                                                    --------       --------      --------      --------      --------
          Income (loss) from operations               (6,281)         3,438         3,889         3,937         5,416
Interest expense (income), net                           684            381           195           124          (103)
Settlement of securities litigation                     --             --           1,287           180          --
                                                    --------       --------      --------      --------      --------
Income (loss) before income taxes                     (6,965)         3,057         2,407         3,633         5,519
Income tax expense (benefit)                          (1,915)         1,070           915           945         1,336
                                                    --------       --------      --------      --------      --------
     Net income (loss)                              $ (5,050)      $  1,987      $  1,492      $  2,688      $  4,183
                                                    ========       ========      ========      ========      ========
Net income (loss) per share:
      Basic                                         $  (1.16)      $   0.46      $   0.35      $   0.65      $   1.05
      Diluted                                       $  (1.16)      $   0.45      $   0.35      $   0.62      $   0.98

Weighted average number of shares outstanding:
      Basic                                            4,359          4,287         4,222         4,130         3,980
      Diluted                                          4,359          4,464         4,321         4,329         4,269

BALANCE SHEET DATA:

Working capital                                     $ 20,863       $ 25,954      $ 23,317      $ 22,229      $ 19,074
Total assets                                          50,976         50,037        43,823        41,175        29,919
Line of credit and current portion
  of long-term debt                                    9,429          5,540           700           700           200
Long-term debt                                         1,761          2,325         1,750         2,450           300
Stockholders' equity                                  26,212         30,778        28,091        26,380        22,171



----------

(1) For ease of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September. Fiscal 1998, which ended on September 27, 1998, and fiscal 1997, 1995 and 1994 which ended on September 28, 1997, September 24, 1995, and September 25, 1994, respectively, each included 52 weeks. Fiscal 1996, which ended on September 29, 1996, included 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For ease of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September. Fiscal 1998, which ended on September 27, 1998, and fiscal 1997, which ended on September 28, 1997, each included 52 weeks. Fiscal 1996, which ended on September 29, 1996, included 53 weeks.

The following table sets forth certain financial data as a percentage of net sales for the years indicated:
                                               YEAR ENDED SEPTEMBER 30,
                                               ------------------------
                                              1998      1997       1996
                                              ----      ----       ----
Net sales                                    100.0%    100.0%      100.0%
Gross margin                                  30.4      37.1        38.7
Engineering, research and development         10.0       8.3         8.6
Selling and marketing                         19.4      17.4        16.9
Administrative and general                     9.3       7.2         7.8
Income (loss) from operations                 (8.4)      4.2         5.4
Income (loss) before income taxes             (9.3)      3.7         3.4
Net income (loss)                             (6.7)      2.4         2.1

Net Sales. The Company derives net sales from the sale of its assembly products and peripherals, screen printers, reflow ovens, the resale of products manufactured by third parties and services. Sales are recorded upon shipment of products configured to meet customer application requirements. Net sales decreased $6,864,000 or 8.4% in 1998 over net sales in 1997. The following table sets forth sales of certain product lines for the periods indicated (in thousands):

                                           YEAR ENDED SEPTEMBER 30,
                                           ------------------------
                                         1998         1997        1996
                                         ----         ----        ----
Assemblers                             $42,199      $49,175     $48,375
Screen printers                         13,570       13,748       8,232
Reflow ovens                             4,130        4,129       3,490

The decrease in sales of the Company's assemblers reflects severe market downturns in the electronics and semiconductor industries, resulting in increased price competition and decreased margins. Although net sales of screen printers and reflow ovens remained constant compared to 1997, the total units sold of both screen printers and reflow ovens decreased reflecting a shift in product mix to sales of newer, higher-priced units.

International sales represented approximately 38.9%, 43.7% and 42.8% of net sales for the years 1998, 1997 and 1996, respectively. The Company derives international sales from two wholly owned foreign subsidiaries in the United Kingdom that both manufacture and sell product, as well as from international sales shipped from its U.S. operations. The decrease in international sales is primarily the result of decreased orders from Asia and South America. The Asian crisis is causing severe global SMT PWB assembly plant over-capacity. As the industry reorganizes and becomes more efficient, used assembly equipment is currently depressing demand for new SMT assemblers sold by the Company. Therefore, there is still uncertainty regarding the outlook for the Company's markets in fiscal 1999.

In 1997, net sales increased $10,132,000 or 14.2% over net sales in the preceding year. The increase in net sales in 1997 was primarily attributable to commencement of sales of newly introduced products and to increased sales of recently introduced products. Net sales for 1997 included $16,200,000 of sales for the QSV-1 assembler, the QSA-30 assembler and the APS-1 assembler, for which no sales were recognized during the prior year. Additionally, net sales of products first introduced in 1996 contributed an incremental $7,700,000 to net sales in 1997.

Gross Margin. Gross margin (gross profit as a percentage of net sales) decreased to 30.4% in 1998 from 37.1% in 1997. During fiscal 1998, the Company recorded a total of $2.1 million of inventory reserve charges for discontinued products and slow moving inventory. Excluding the $2.1 million special inventory reserve charges, gross margin for 1998 was 33.2%. The decrease in gross margin reflects the severe downturn in the electronics and semiconductor industries. The Company believes that gross margins for the immediate future will continue to remain under pressure until such time as the Company's markets improve. However, the Company believes it could realize higher gross margins in subsequent periods if market conditions in the electronics and semiconductor industries improve and cost reduction programs, which the Company is currently working on, are successfully implemented.

In 1997, gross margin decreased to 37.1% from 38.7% in 1996. Gross profit was negatively affected by lower margins in all major product lines as a result of competitive pricing pressures and from commencement of sales of the QSA-30, which contributed lower margins as a result of the QSA-30 being manufactured by a third party. Gross margin for 1997 was also adversely impacted by a continuing shift in product mix from the "C" series to the "Q" series.

Engineering, Research and Development Expenses. Engineering, research and development expenses increased $756,000 or 11.2% in 1998 over 1997 reflecting the addition of personnel to the engineering, research and development departments as the Company increased product development activities associated with various products such as the APS-1 assembler, new SMT assembly equipment and other option features for the "Q" Series. The Company continues to develop additional features for the APS-1 assembler, seeking to further expand market penetration and increase the functionality of this product.

During 1997, engineering, research and development expenses increased $606,000 or 9.8% in 1997 over 1996 due to increased spending to support product development activities related to the APS-1 assembler, a new screen printer introduced in 1998 and due to cost of continuing enhancements to the "Profile" series of reflow ovens.

Selling and Marketing Expenses. Selling and marketing expenses increased $345,000 or 2.4% in 1998 as compared to the prior year. This increase was due to higher overall commission rates. Excluding the increase in commission rates, selling and marketing expenses decreased $478,000 or 3.4% which is the result of decreased net sales in 1998 compared to net sales in 1997.

During 1997, selling and marketing expenses increased $2,121,000 or 17.6% as compared to the prior year. This increase was primarily due to expenses associated with higher sales volume, higher commission rates, increased promotion and trade show costs and higher field service customer support costs.

Administrative and General Expenses. Administrative expenses increased $1,043,000 or 17.6% in 1998 over the prior year. The increase is mostly due to one-time costs incurred in 1998, including $1.0 million to obtain a paid-up license of patented technology from MPM Corporation (see discussion below) and severance costs of $451,000 related to the resignation of the Company's former president and other reductions in the workforce. Excluding these costs, administrative and general expenses decreased approximately $408,000 or 6.9% in 1998 compared to last year.

In 1997, administrative and general expenses increased $351,000 or 6.3% over the prior year, largely reflecting an increased provision for doubtful accounts associated with a higher accounts receivable balance at the end of the year.

Income Tax Expense. The Company's effective income tax rate was 27.5%, amounting to a tax benefit of $1,915,000 in 1998, 35.0% in 1997, amounting to income tax expense of $1,070,000 and 38.0% in 1996, amounting to income tax expense of $915,000. Income tax expense (benefit) differs from the amount that would result from applying the Federal statutory tax rate to pretax income (loss) primarily due to permanent differences in taxable income (loss) versus book income (loss). Income tax expense for 1997 and 1996 was also partially offset by tax benefits realized from the Company's foreign sales corporation. The Company expects an effective tax rate in the 37%-38% range for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $20.9 million as of September 30, 1998, including cash balances of $2.1 million, compared to working capital of $26.0 million as of September 30, 1997, including cash balances of $2.0 million. Net cash used in operations amounted to $2.0 million, principally due to the net loss of $5.1 million. Purchases of equipment and cash used in operations was mostly financed by $3.9 million of incremental borrowings under the Company's revolving line of credit.

The Company has a revolving line of credit agreement which permits borrowings up to a maximum of $10,000,000 (increased during the first quarter of fiscal year 1998 to $12,500,000 through October 31, 1998) and bears interest at the bank's base rate of interest (6.78% as of September 30, 1998) or at the Company's option, the bank's prime rate or LIBOR plus 1.30% when the outstanding balance is greater than $500,000. This line of credit is secured only by a pledge by the Company's United Kingdom holding company, Quad Systems Holdings Limited, of 65% of the outstanding shares of its two wholly-owned United Kingdom operating subsidiaries. In connection with the SMTech sale (Note 11), the bank released the pledge on the SMTech pledged shares. The Company pays a fee of .25% on the unused portion of the line of credit. This credit agreement expires in April 2000. The line of credit agreement restricts the payment or declaration of any dividends on an annual basis in excess of 50% of such year's pre-tax income. This line of credit agreement also contains various operating and reporting covenants and requires maintenance of certain financial ratios. As of September 30, 1998 and 1997, total borrowings under this line of credit were $8,795,000 and $4,920,000, respectively.

As described below, subsequent to year-end, the Company sold substantially all of the assets and liabilities of SMTech Limited ("SMTech") to Speedline for $14.8 million in cash paid at closing, subject to a holdback of $750,000. This sale has greatly improved the Company's liquidity. Proceeds from the sale enabled the Company to repay its outstanding line of credit subsequent to the Company's fiscal year end. The sale also improved working capital to approximately $28.8 million.

The Company invested $1,384,000 in equipment and leasehold improvements in 1998 as compared to $2,099,000 in 1997 and $1,559,000 in 1996. Capital spending for 1997 included significant costs associated with site preparation and internal furnishings for the corporate headquarters and U.S. manufacturing facility into which the Company moved in January 1997.

The Company believes that existing cash balances and borrowing capacity will be sufficient for the Company to meet its working capital needs through fiscal 1999.

BACKLOG

Backlog of orders as of September 30, 1998, totaled $8.8 million compared to $11.3 million as of September 30, 1997. The following table sets forth certain backlog information by product line for the periods indicated (in thousands):

                                                 YEAR ENDED
                                                SEPTEMBER 30,
                                                -------------
                                             1998          1997
                                             ----          ----
Assemblers                                  $5,519         $6,679
Screen printers                              1,103          1,546
Reflow ovens                                   240            816

The remainder of backlog consists of other products. The Company expects to ship all backlog orders outstanding at September 30, 1998 during fiscal 1999. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period. Therefore, backlog may not necessarily be indicative of future sales.

LICENSE AGREEMENT

In March 1998, the Company reached an agreement with MPM Corporation to provide the Company with a paid-up, non-exclusive, non-transferable, perpetual license for inventions covered by certain patents and other intellectual property held by MPM. These inventions had been used and being currently used in certain of the Company's screen printers. The Company agreed to pay to MPM a one-time license fee of $1,000,000 for the right to use those inventions covering all past, present and future usage. Accordingly, the Company expensed the entire amount of this fee during fiscal 1998.

COMMITMENTS

As of September 30, 1998, the Company had entered into various purchase order agreements with vendors whereby the Company has committed to acquire inventory for approximately $23,147,000. Such commitments are anticipated for delivery and payment in the next twenty-four months. This total includes approximately $8,044,000 of purchase orders with Samsung in accordance with various agreements for the purchase of QSA-30 assemblers (see below) and electronic tape feeders used in the Company's assemblers.

In July 1997, the Company reached an agreement with Samsung for the sale and distribution of the QSA-30 Series of assemblers, which terminates in March 1999. Under the terms of the agreement, the Company has an exclusive right to distribute and sell the QSA-30 Series in North America, Europe and South America and a non-exclusive right to sell in Asia, except in Korea. The contract covers a term of two years and is subject to extension. The number of assemblers to be purchased and their purchase price is negotiated at the beginning of each contract year. Nonrenewal of this agreement or disruption of supply under this agreement would adversely affect the ability of the Company to meet its customer's needs and could have a significant adverse impact on net sales.

In June 1996, the Company reached an agreement with Samsung for the supply of component tape feeders. Under the terms of this agreement, the Company granted an exclusive license (subject to certain exceptions in favor of the Company) to Samsung for Samsung to become the Company's sole supplier of component tape feeders, which are currently used on all of the Company's assembly systems. The contract is to run for a six-year period and requires Quad to purchase a minimum quantity of component tape feeders with a value of at least $6.8 million during the first two years of the contract. Samsung's remedy if Quad fails to meet the target is to terminate the agreement. The number of component tape feeders to be purchased during the remainder of the contract term is to be negotiated. Samsung is required to pay to Quad a total of $300,000, representing a combination of licensing fees and a reimbursement for expenses incurred in transferring technology to Samsung for use in production of the component tape feeders. Samsung began to supply component tape feeders to the Company during fiscal 1998. A disruption of the supply of component tape feeders could adversely affect the ability of the Company to meet its customer's needs. If Samsung were to stop supplying Quad with component tape feeders, Quad has the right to resume manufacturing or use alternative suppliers. Quad maintains an inventory of component tape feeders that it believes will sustain the business during such a transition, if any.

PATENT INFRINGEMENT LITIGATION

In 1996, the Company was named a defendant in a patent infringement lawsuit filed by The Zevatech Group in Munich, Germany. The complaint alleges that the Company infringed on the plaintiff's German patents relating to pick and place assemblers. The Company has responded with an action against the plaintiff in Munich, Germany seeking to have such plaintiff's patents invalidated. Management believes the lawsuit to be without merit and is vigorously defending itself against the lawsuit. Accordingly, no provision for this lawsuit has been recorded since its inception.

SUBSEQUENT EVENT

Subsequent to year end, the Company sold substantially all of the assets and liabilities of SMTech to Speedline for $14.8 million in cash paid at closing, subject to a holdback of $750,000. The Company is liable for various representations and warranties provided to Speedline under this agreement. The Company anticipates recording an after-tax net gain of approximately $5.1 million in the first quarter of fiscal 1999. In connection with the sale, Quad and Speedline's MPM division entered into an agreement whereby MPM will supply Quad on an OEM basis with the former SMTech screen printer product line. See
Note 11 to the Consolidated Financial Statements for further information relating to the sale of the net assets of SMTech.

YEAR 2000

The Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial, information and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and detailed plans are in place for the required systems modifications or replacements. Progress against these plans is monitored and reported to management and to the Audit Committee of the Board of Directors on a periodic basis.

The Company is in the process of replacing its existing business and accounting system with an enterprise-wide business system that is certified by the supplier to be Year 2000 compliant. Year to date spending on this management information system upgrade has totaled approximately $145,000. Internal staffing costs and re-engineering costs, if any, associated with this system implementation project is expensed as incurred. The Company currently anticipates converting to the new enterprise system in the Willow Grove manufacturing facility in the second quarter of fiscal 1999. Additional Year 2000 expenditures for business and accounting systems replacement are not expected to exceed $150,000. Required Year 2000 readiness changes to business and accounting systems are anticipated to be completed by June 1999.

The Company's key suppliers are being queried as to their Year 2000 preparedness. Approximately 90% of key suppliers have answered affirmatively as to Year 2000 readiness. Risk assessment for each of the remaining suppliers is ongoing.

In addition, the Company has conducted an evaluation of the operating software used in the Company's products for possible Year 2000 issues. In the single case where this evaluation discovered a Year 2000 deficiency, a project was started to address this deficiency. The cost of this project is not expected to exceed $5,000 and is ongoing. The Company does not believe that the operation of recently manufactured equipment sold to customers will be affected by the transition to the Year 2000.

Accordingly, the Company does not currently anticipate any material disruption in its business operations as a consequence of the Year 2000 issue.

The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures will be expanded to include specific procedures for potential Year 2000 issues. Contingency plans to protect the business from Year 2000-related interruptions are being developed. These plans are anticipated to be completed by June 1999 and will include, for example, development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels.


FORWARD-LOOKING STATEMENTS

The discussions above regarding the Company's expectations of future sales, gross margins, operating expenses, scheduling of new product introductions, order bookings, expected shipment dates, Year 2000 compliance and the outlook for the SMT and APT industries include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates for the SMT market and the intensity of competition, the continuing effects of the Asian and South American economic crisis, product development delays or performance problems or difficulties in penetrating APT market, difficulties or delays in software functionality and performance, the timing of future software releases, failure to respond adequately either to changes in technology or to customer preferences, the timely resolution of the Year 2000 issue by the Company and its customers and suppliers, risks of disclosure of the Company's trade secrets and unpatented development or independent development of similar technologies, foreign exchange rate fluctuations, conversion to the single European currency, failures in the source of supply for tape feeders, assemblers or screen printers manufactured by a third party, risks of nonpayment of accounts receivable or changes in forecasted costs, including unexpected required additional engineering costs.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year, and is incorporated herein by reference thereto.


ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year, and is incorporated herein by reference thereto.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The information required by Item 12 is contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year, and is incorporated herein by reference thereto.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year, and is incorporated herein by reference thereto.

PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:


1.   CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors.

Consolidated Balance Sheets as of September 30, 1998 and 1997.

Consolidated Statements of Operations for the years ended
  September 30, 1998, 1997 and 1996.

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 1998, 1997 and 1996.

Consolidated Statements of Cash Flows for the years ended
  September 30, 1998, 1997 and 1996.

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

        4.1 Shareholder's Rights Agreement dated November 12, 1997 - Incorporated by reference to Exhibit 1 and 2 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 2, 1998.

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

        *10.2 1993 Stock Option Plan, as amended - Incorporated by reference to Exhibit 10.2 filed under Form 10-Q for the period ended March 31, 1998.

        o*10.3 Quad Systems Corporation Employee Stock Purchase Plan, as amended.


        *10.4 401(k) Salary Reduction Plan and Trust dated October 1, 1989, as amended - Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 33-60588) filed with the Securities and Exchange Commission on April 5, 1993.

        *10.5   Executive Severance Pay Plan - Incorporated by reference to
                Exhibit 10.3 filed under Form 10-Q for the period ended June 30, 1998.

        *10.6 Employment memorandum dated April 27, 1998, between the Company and Theodore J. Shoneck Incorporated by reference to Exhibit
                10.4 filed under Form 10-Q for the period ended June 30, 1998.

        *10.7 Employment memorandum dated April 27, 1998, between the Company and Anthony R. Drury Incorporated by reference to Exhibit 10.5 filed under Form 10-Q for the period ended June 30, 1998.

        10.8 Lease dated August 27, 1996, between the Registrant and Marave Associates, L.P. - Incorporated by reference to Exhibit 10.5.2 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

        10.9.1 Credit Agreement dated April 11, 1997, between the Company and CoreStates Bank, NA - Incorporated by reference to Exhibit
                10.7.1 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

        10.9.2 First Amendment to Credit Agreement dated September 11, 1997, between the Company and CoreStates Bank, NA - Incorporated by reference to Exhibit 10.7.2 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

        10.10.1 Agreement dated November 1, 1993, between the Registrant and Samsung Aerospace Industries, Ltd. Incorporated herein by reference to Exhibit 10.9 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

        10.10.2 Agreement dated June 20, 1996 between the Registrant and Samsung Aerospace Industries, Ltd.-Incorporated herein by reference to
                Exhibit 10.1 filed under Form 10-Q for the period ended June 23, 1996 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

        10.10.3 Agreement dated March 19, 1997, between the Registrant and Samsung Aerospace Industries, Ltd. Incorporated by reference to
                Exhibit 10.11 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

        10.11 OEM and Distributorship Agreement dated December 2, 1997 between the Registrant and Kaijo Corporation for the distribution of the Registrant's APS-1 product - Incorporated by reference to
                Exhibit 10.1 filed under Form 10-Q for the period ended December 31, 1997 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

        *10.12 Severance Agreement dated March 30, 1998, as further amended on April 7, 1998, between the Company and David W. Smith - Incorporated by reference to Exhibit 10.1 filed under Form 10-Q for the period ended June 30, 1998.

        *10.13 Severance Agreement dated April 6, 1998, between the Company and Joseph L. Gasper - Incorporated by reference to Exhibit 10.2 filed under Form 10-Q for the period ended June 30, 1998.

        10.14.1 Agreement relating to the sale and purchase of the business and assets of SMTech Limited, dated September 30, 1998, between the Registrant, SMTech Limited and Speedline Technologies, Inc. Incorporated by reference to Exhibit 2.1 filed under Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1998.

        10.14.2 Agreement relating to the goodwill and intellectual property assignment of SMTech Limited, dated September 30, 1998, between the Registrant, SMTech Limited and Speedline Technologies, Inc. Incorporated by reference to Exhibit 2.2 filed under Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1998.

        10.15 Supply agreement dated September 30, 1998 between the Registrant and Speedline Technologies, Inc. for the resale of SMTech stencil printers - Incorporated by reference to Exhibit 2.3 filed under Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1998 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

       o21      Subsidiaries of the registrant.

       o23      Consent of Ernst & Young LLP.

       o27      Financial Data Schedule.

        (b)     Reports on Form 8-K.

                1. Report on Form 8-K was filed on October 14, 1998 reporting as to Item 2., Disposition of Assets. The report announced the sale of substantially all of the assets and liabilities of SMTech Limited.

                2. Report on Form 8-K/A was filed on December 10, 1998 reporting as to Item 7., Pro Forma Financial Statements. The report incorporated the pro forma consolidated financial statements reflecting the sale as originally filed on October 14, 1998.

----------

* Constitutes compensatory plan or arrangement required to be filed as an exhibit to this form.

o    Filed herewith

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 28, 1998 on its behalf by the undersigned, thereunto duly authorized.


                                       QUAD SYSTEMS CORPORATION

                                       By:  /s/ THEODORE J. SHONECK
                                            -------------------------------
                                            Theodore J. Shoneck, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ THEODORE J. SHONECK        Principal Executive           December 28, 1998
-----------------------        Officer
Theodore J. Shoneck


/S/ ANTHONY R. DRURY           Principal Financial           December 28, 1998
-------------------------      and Accounting Officer
Anthony R. Drury


/S/ VAHRAM V. ERDEKIAN         Director                      December 28, 1998
-------------------------
Vahram V. Erdekian


/S/ ROBERT P. PINKAS           Director                      December 28, 1998
-------------------------
Robert P. Pinkas


/S/ LORIN J. RANDALL           Director                      December 28, 1998
-------------------------
Lorin J. Randall


/S/ DAVID H. YOUNG             Director                      December 28, 1998
-------------------------
David H. Young

                            QUAD SYSTEMS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors............................................F-2

Consolidated Balance Sheets as of September 30,
  1998 and 1997...........................................................F-3

Consolidated Statements of Operations for the
  Years Ended September 30, 1998, 1997 and 1996...........................F-4

Consolidated Statements of Stockholders'
  Equity for the Years Ended
  September 30, 1998, 1997 and 1996.......................................F-5

Consolidated Statements of Cash Flows for the
  Years Ended September 30, 1998, 1997 and 1996...........................F-6

Notes to Consolidated Financial Statements................................F-7

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Quad Systems Corporation

We have audited the accompanying consolidated balance sheets of Quad Systems Corporation as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quad Systems Corporation at September 30, 1998 and 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   /s/  Ernst & Young LLP


Philadelphia, Pennsylvania
November 6, 1998

                            QUAD SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS


                                                                                   SEPTEMBER 30,
                                                                              ------------------------
                                                                                1998           1997
                                                                                ----           ----
Current assets:
       Cash and cash equivalents                                              $  2,116       $  1,981
       Accounts receivable, net of allowance for doubtful accounts-
           $1,196 and $788 at September 30, 1998 and 1997, respectively         15,003         20,234
       Inventory:
           Raw materials                                                         9,429          8,478
           Work in process                                                       2,917          2,017
           Finished goods                                                        8,172          6,602
                                                                              --------       --------
                                                                                20,518         17,097
       Deferred income taxes                                                     3,886          2,593
       Income taxes receivable                                                   1,088           --
       Prepaid expenses and other current assets                                 1,255            983
                                                                              --------       --------
            Total current assets                                                43,866         42,888
Equipment and leasehold improvements:
     Machinery, equipment, and software                                          6,393          5,365
     Furniture and fixtures                                                      1,141          1,099
     Leasehold improvements                                                        843            678
     Equipment under capital lease                                                  81           --
                                                                              --------       --------
                                                                                 8,458          7,142
     Less accumulated depreciation and amortization                             (4,960)        (3,937)
                                                                              --------       --------
                                                                                 3,498          3,205
Deferred income taxes                                                              653            699
Goodwill, net of accumulated amortization                                        2,594          2,831
Other assets                                                                       365            414
                                                                              --------       --------
Total assets                                                                  $ 50,976       $ 50,037
                                                                              ========       ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Line of credit                                                         $  8,795       $  4,920
       Accounts payable                                                          4,937          3,908
       Accrued expenses                                                          6,908          5,526
       Deferred service revenue                                                  1,220          1,035
       Customer deposits                                                           509            696
       Current portion of long-term debt                                           634            620
       Income taxes payable                                                       --              229
                                                                              --------       --------
            Total current liabilities                                           23,003         16,934

Long-term debt, less current portion                                             1,761          2,325
                                                                              --------       --------
           Total liabilities                                                    24,764         19,259

Stockholders' equity:
       Preferred Stock, par value $.01 per share; authorized shares:
           1,000,000; no shares issued at September 30, 1998 and 1997             --             --
       Common Stock, par value $.03 per share; authorized shares:
         15,000,000; shares issued:  4,398,706 and 4,337,467 at
         September 30, 1998 and 1997, respectively                                 132            130
       Additional paid-in capital                                               24,719         24,345
       Retained earnings                                                         1,395          6,445
       Foreign currency translation                                                142             34
       Less treasury stock, at cost, 13,908 shares at September 30, 1998
       and 1997                                                                   (176)          (176)
                                                                              --------       --------
            Total  stockholders' equity                                         26,212         30,778
                                                                              --------       --------
Total liabilities and stockholders' equity                                    $ 50,976       $ 50,037
                                                                              ========       ========


                             See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                YEAR ENDED SEPTEMBER 30,
                                                       --------------------------------------------
                                                           1998            1997           1996
                                                       -------------   -------------  -------------

Net sales                                               $74,859           $81,723           $71,591
Cost of products sold                                    52,128            51,417            43,912
                                                        -------           -------           -------
          Gross profit                                   22,731            30,306            27,679

Operating expenses:
     Engineering, research and
          development                                     7,515             6,759             6,153
     Selling and marketing                               14,542            14,197            12,076
     Administrative and general                           6,955             5,912             5,561
                                                        -------           -------           -------
                                                         29,012            26,868            23,790
                                                        -------           -------           -------
          Income (loss) from operations                  (6,281)            3,438             3,889
Interest expense                                            722               484               304
Interest income                                             (38)             (103)             (109)
Settlement of securities litigation                        --                --               1,287
                                                        -------           -------           -------
Income (loss) before income taxes                        (6,965)            3,057             2,407
Income tax expense (benefit)                             (1,915)            1,070               915
                                                        -------           -------           -------
Net income (loss)                                       $(5,050)          $ 1,987           $ 1,492
                                                        =======           =======           =======
Net income (loss) per share:
     Basic                                               $(1.16)            $0.46             $0.35
     Diluted                                             $(1.16)            $0.45             $0.35

Weighted average number of shares outstanding:
     Basic                                            4,359,494         4,286,556         4,221,888
     Diluted                                          4,359,494         4,463,813         4,321,177




                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                               COMMON STOCK
                                         -----------------------    ADDITIONAL                 FOREIGN
                                            SHARES                  PAID-IN     RETAINED      CURRENCY     TREASURY    STOCKHOLDERS'
                                         OUTSTANDING     AMOUNT     CAPITAL     EARNINGS    TRANSLATION      STOCK        EQUITY
                                         -----------     ------     -------     --------    -----------      -----        ------


Balance at September 30, 1995             4,196,950        $126     $23,435      $2,966         $ 29        $(176)     $26,380

Net income                                     --          --          --         1,492         --           --          1,492
Compensation related to the issuance
     of stock options                          --          --            11        --           --           --             11
Common Stock issued under
     employee benefit plans                  44,164           2         259        --           --           --            261
Tax benefit related to stock
     options exercised                         --          --             8        --           --           --              8
Foreign currency translation adjustment        --          --          --          --            (61)        --            (61)
                                          ---------        ----     -------      ------         ----        -----      -------
Balance at September 30, 1996             4,241,114         128      23,713       4,458          (32)        (176)      28,091

Net income                                     --          --          --         1,987         --           --          1,987
Compensation related to the issuance
     of stock options                          --          --             5        --           --           --              5
Common Stock issued under
     employee benefit plans                  82,445           2         528        --           --           --            530
Tax benefit related to stock
     options exercised                         --          --            99        --           --           --             99
Foreign currency translation adjustment        --          --          --          --             66         --             66
                                          ---------        ----     -------      ------         ----        -----      -------
Balance at September 30, 1997             4,323,559         130      24,345       6,445           34         (176)      30,778

Net loss                                       --          --          --        (5,050)        --           --         (5,050)
Compensation related to the issuance
     of stock options                          --          --           100        --           --           --            100
Common Stock issued under
     employee benefit plans                  61,239           2         264        --           --           --            266
Tax benefit related to stock
     options exercised                         --          --            10        --           --           --             10
Foreign currency translation adjustment        --          --          --          --            108         --            108
                                          ---------        ----     -------      ------         ----        -----      -------
Balance at September 30, 1998             4,384,798        $132     $24,719      $1,395         $142        $(176)     $26,212
                                          =========        ====     =======      ======         ====        =====      =======



                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              YEAR ENDED SEPTEMBER 30,
                                                                     ----------------------------------------
                                                                       1998              1997            1996
                                                                       ----              ----            ----
OPERATING ACTIVITIES
Net income (loss)                                                    $(5,050)         $ 1,987          $ 1,492
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation                                                     1,218            1,421            1,253
      Amortization                                                       383              379              390
      Provision (recovery) for losses on accounts receivable             420              204             (153)
      Provision for deferred income taxes                             (1,246)            (169)            (163)
      Stock option compensation                                          100                5               11
      Changes in operating assets and liabilities, net:
          Accounts receivable                                          4,811           (5,362)           2,419
          Inventory                                                   (3,421)            (785)          (3,350)
          Income taxes receivable                                     (1,088)            --               --
          Other assets                                                  (309)            (392)            (364)
          Accounts payable                                             1,029             (862)            (376)
          Accrued expenses                                             1,633              215              163
          Employee compensation and related taxes                       (251)            (718)             743
          Deferred service revenue                                       185              303              455
          Customer deposits                                             (187)            (605)             814
          Income taxes payable                                          (219)            (122)            (154)
                                                                     -------          -------          -------
Net cash provided by (used in) operating activities                   (1,992)          (4,501)           3,180

INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements                     (1,384)          (2,099)          (1,559)
                                                                     -------          -------          -------
Net cash used in investing activities                                 (1,384)          (2,099)          (1,559)

FINANCING ACTIVITIES
Proceeds from line of credit                                           3,875            4,920             --
Proceeds from term loan                                                 --              3,100             --
Principal payments on long-term debt                                    (630)          (2,605)            (700)
Common Stock issued under employee benefit plans                         266              530              261
                                                                     -------          -------          -------
Net cash provided by (used in) financing activities                    3,511            5,945             (439)


Net increase (decrease) in cash and cash equivalents                     135             (655)           1,182
Cash and cash equivalents at beginning of year                         1,981            2,636            1,454
                                                                     -------          -------          -------
Cash and cash equivalents at end of year                             $ 2,116          $ 1,981          $ 2,636
                                                                     =======          =======          =======


                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998, 1997 AND 1996


1.  DESCRIPTION OF THE BUSINESS

The Company designs, manufactures, markets and supports flexible, high-performance surface mount technology ("SMT") and advanced packaging technology ("APT") equipment used in the assembly of SMT printed wiring boards, advanced packages and other semiconductor assembly processes.

2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Quad Systems Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

FISCAL YEAR

For ease of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September. Fiscal 1998, which ended on September 27, 1998, and fiscal 1997, which ended on September 28, 1997, each included 52 weeks. Fiscal 1996, which ended on September 29, 1996, included 53 weeks.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist of primarily of cash equivalents and trade receivables. The Company sells primarily to customers in the Surface Mount Technology industry in the United States and abroad. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

CASH FLOWS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplemental disclosure of cash flow information (in thousands):


                                               YEAR ENDED SEPTEMBER 30,
                                           --------------------------------
                                              1998       1997        1996
                                           ---------  ---------   ---------
Schedule of noncash activity:
Equipment acquired under capital lease       $  81      $    --     $    --
                                             =====      =======     =======
Tax benefit related
  to employee stock benefit plans            $  10      $    99     $     8
                                             =====      =======     =======
Cash paid during the year for:

Interest                                     $ 730      $   483     $   316
                                             =====      =======     =======
Income taxes                                 $ 157      $ 1,678     $ 1,183
                                             =====      =======     =======

INVENTORY

The Company values its inventory at the lower of cost (first-in, first-out method) or market.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation on assets is provided using the straight-line method over the estimated useful lives of the related assets.

LONG-LIVED ASSETS

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews its long lived assets, including intangible assets, for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, the asset's carrying value is reduced. Intangible assets consist primarily of goodwill which arose from the excess of the cost of purchased businesses over the fair value of the underlying net assets and is being amortized by the straight line method over ten years. Accumulated amortization at September 30, 1998 and 1997 was $1,590,000 and $1,207,000, respectively.

Subsequent to year-end, the Company sold substantially all of the assets and liabilities of one of its European subsidiaries, SMTech Limited (Note 11). As a result of the sale, the Company wrote off goodwill of $2,152,000 associated with the business. The write off of goodwill will be netted against the gain on sale of the net assets of SMTech Limited.

PRODUCT WARRANTY

The consolidated financial statements reflect estimated accruals for potential product warranty claims based on the Company's claim experience. Such costs are accrued at the time sales are recognized. The Company's actual product warranty costs have not differed materially from accrued estimated amounts.

REVENUE RECOGNITION

Revenue from the sale of products is generally recognized upon shipment. Service and support revenues are recognized over the life of the relevant contract on a straight-line basis. Such revenues were $1,853,000, $1,522,000 and $1,276,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash, accounts receivable, other current assets, accounts payable, accrued expenses and the line of credit reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. For long-term debt, including current maturities, the fair value of the Company's long-term debt approximates historically recorded cost since interest rates approximate market.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's United Kingdom subsidiaries are translated into U. S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Net assets are translated at the exchange rate at the end of the fiscal year. Income and expense items are translated at the average exchange rate during the year. The resulting translation adjustments are recorded directly into a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the statement of operations. Net foreign currency transaction gains or losses are not material in any of the years presented.

NET INCOME (LOSS) PER SHARE

In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which was adopted by the Company during the quarter ending December 31, 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options and other dilutive securities.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                        ------------------------
                                                                1998              1997             1996
                                                                ----              ----             ----
Numerator:
   Net income (loss)                                        $   (5,050)       $    1,987        $    1,492
                                                            ==========        ==========        ==========

Denominator:
   Denominator for basic earnings (loss)
         per share-weighted average shares                   4,359,494         4,286,556         4,221,888
   Effect of dilutive securities:
         Employee stock options                                   --             177,154            97,432
         Employee stock purchase plan                             --                 103             1,857
                                                            ----------        ----------        ----------
   Dilutive potential Common Stock                                --             177,257            99,289
                                                            ----------        ----------        ----------
   Denominator for diluted earnings (loss)
         per share-weighted average shares                   4,359,494         4,463,813         4,321,177
                                                            ==========        ==========        ==========

   Basic earnings (loss) per share                              $(1.16)            $0.46             $0.35
                                                            ==========        ==========        ==========
   Diluted earnings (loss) per share                            $(1.16)            $0.45             $0.35
                                                            ==========        ==========        ==========


The effect of dilutive securities for the year ended September 30, 1998 were not included in the computation of diluted earnings (loss) per share because they were antidilutive.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographical areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statement disclosures.

3. ACCRUED EXPENSES

Accrued expenses consists of the following (in thousands):

                                                              SEPTEMBER 30,
                                                         ---------------------
                                                           1998          1997
                                                           ----          ----
Accrued commissions                                      $1,776         $1,885
Accrued warranty                                            932          1,355
Employee compensation and related taxes                     892          1,141
Reserve for losses on firm purchase commmitments            992           --
Other                                                     2,316          1,145
                                                         ======         ======
                                                         $6,908         $5,526
                                                         ======         ======

4. Long-term Debt

Long-term debt consists of the following (in thousands):

                                                                    SEPTEMBER 30,
                                                                    -------------
                                                                  1998         1997
                                                                  ----         ----
Term loan, requiring quarterly principal payments of $155,
  bearing interest at 7.95% per annum and maturing in
  April 2002. The term loan contains various
  covenants and requires maintenance of certain ratios
  as defined in the loan agreement.                              $2,325       $2,945

Capital lease which requires monthly payments of  $2,
  including interest at 8.59% per annum. This lease expires
  January 2003.                                                      70           --
                                                                 ------       ------
                                                                  2,395        2,945
Less current portion                                                634          620
                                                                 ------       ------
                                                                 $1,761       $2,325
                                                                 ======       ======

Maturities of long-term debt outstanding at September 30, 1998 are as follows:
$634,000-1999; $636,000-2000; $637,000-2001; $484,000-2002; $4,000-2003.

The Company has a revolving line of credit agreement which permits borrowings up to a maximum of $10,000,000 (increased during the first quarter of fiscal year 1998 to $12,500,000 through October 31, 1998) and bears interest at the bank's base rate of interest (6.78% as of September 30, 1998) or at the Company's option, the bank's prime rate or LIBOR plus 1.30% when the outstanding balance is greater than $500,000. This line of credit is secured only by a pledge by the Company's United Kingdom holding company, Quad Systems Holdings Limited, of 65% of the outstanding shares of its two wholly-owned United Kingdom operating subsidiaries. In connection with the SMTech sale (Note 11), the bank released the pledge on the SMTech pledged shares. The Company pays a fee of .25% on the unused portion of the line of credit. This credit agreement expires in April 2000. The line of credit agreement restricts the payment or declaration of any dividends on an annual basis in excess of 50% of such year's pre-tax income. This line of credit agreement also contains various operating and reporting covenants and requires maintenance of certain financial ratios.

As of September 30, 1998 and 1997, total borrowings under this line of credit were $8,795,000 and $4,920,000, respectively. The weighted average interest rates on short-term borrowings for the years ended September 30, 1998 and 1997 were 7.11% and 7.47%, respectively. Subsequent to year end, the Company repaid the outstanding borrowings under the line of credit with the proceeds from the sale of SMTech Limited (Note 11).

5.  COMMITMENTS

As of September 30, 1998, the Company had entered into various purchase order agreements with vendors whereby the Company has committed to acquire inventory for approximately $23,147,000. Such commitments are anticipated for delivery and payment in the next twenty-four months. This total includes approximately $8,044,000 of purchase orders with Samsung Aerospace Industries, Ltd. ("Samsung") in accordance with various agreements for the purchase of QSA-30 assemblers (see below) and electronic tape feeders used in the Company's assemblers. At September 30, 1998, the Company had recorded reserves of approximately $992,000 for losses on firm purchase commitments.

As of September 30, 1998, the Company has the following commitments for future minimum lease payments under various operating leases for real estate and equipment (in thousands):

              1999                        $1,041
              2000                         1,020
              2001                           996
              2002                           953
              2003 and thereafter          4,033


Rent expense was $1,156,000, $980,000 and $692,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

The Company has an agreement with Samsung for the sale and distribution of the QSA-30 Series assemblers. Under the terms of the agreement, the Company has an exclusive right to distribute and sell the QSA-30 Series in North America, Europe and South America and a non-exclusive right to sell in Asia, except in Korea. The contract covers a term of two years, subject to extension. The number of assemblers to be purchased and their purchase price is negotiated at the beginning of each contract year.

In March 1998, the Company reached an agreement with MPM Corporation ("MPM") to provide the Company with a paid-up, non-exclusive, non-transferable, perpetual license for inventions covered by certain patents and other intellectual property held by MPM. These inventions had been used and are being currently used in certain of the Company's screen printers. The Company agreed to pay to MPM a one-time license fee of $1,000,000 for the right to use those inventions covering all past, present, and future usage. Accordingly, the Company expensed the entire amount of this fee in the second quarter of fiscal 1998 and is reflected in administrative and general expenses in the accompanying consolidated statement of operations.

6.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):


                                             YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------
                                           1998         1997        1996
                                           ----         ----        ----
Pretax income (loss):
     United States                      $ (3,143)     $ 2,942     $ 2,279
     Foreign                              (3,822)         115         128
                                        --------      -------     -------
                                        $ (6,965)     $ 3,057     $ 2,407
                                        ========      =======     =======

Income tax expense (benefit) for the fiscal years ended September 30, 1998, 1997 and 1996 consists of (in thousands):

                                         YEAR ENDED SEPTEMBER 30,
                                   ----------------------------------
                                    1998         1997           1996
                                    ----         ----           ----
Current:
    Federal                       $  (657)      $   887       $   688
    State                               3            19          --
    Foreign                           (15)          333           358
                                  -------       -------       -------
                                     (669)        1,239         1,046
Deferred:
    Federal                          (237)          (73)          (57)
    State                             (42)          (47)           19
    Foreign                          (967)          (49)          (93)
                                  -------       -------       -------
                                   (1,246)         (169)         (131)
                                  -------       -------       -------
Income tax expense (benefit)      $(1,915)      $ 1,070       $   915
                                  =======       =======       =======

A reconciliation of the Company's effective income tax rate to the federal statutory rate is as follows:

                                                 YEAR ENDED SEPTEMBER 30,
                                              -----------------------------
                                              1998        1997        1996
                                              ----        ----        ----
Federal statutory rate                       (34.0%)      34.0%       34.0%
Lapse of state net operating
     loss carryforward                         0.7%         --         2.1%
State taxes, net of federal benefit           (0.6%)        --        (1.0%)
Permanent - goodwill                           1.7%        4.0%        5.5%
Permanent - other                              1.0%        1.5%        2.0%
Foreign sales corporation benefit               --        (3.9%)      (5.8%)
Research and development tax credit             --        (6.7%)      (2.1%)
Other                                          3.7%        6.1%        3.3%
                                             ------      ------      ------
Effective tax rate - expense (benefit)       (27.5%)      35.0%       38.0%
                                             ======      ======      ======

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                               SEPTEMBER 30,
                                                            -------------------
                                                            1998          1997
                                                            ----          ----
Deferred tax assets:
    Research and development tax credit carryforwards     $   552       $   552
    Foreign net operating loss carryforwards                  979            50
    Tax credit carryforwards                                  151            84
    Inventory and accounts receivable reserves              2,011         1,553
    Warranty and other accruals                               138           301
    Deferred service and other unearned revenue               580           542
    Deferred compensation                                     137            96
    Other                                                      88           220
                                                          -------       -------
Total deferred tax assets                                   4,636         3,398
Valuation allowance for deferred tax assets                   (50)          (50)
                                                          -------       -------
Deferred tax assets, net                                    4,586         3,348
Deferred tax liability:
    Prepaid expenses                                           47            56
                                                          =======       =======
Net deferred tax assets                                   $ 4,539       $ 3,292
                                                          =======       =======

At September 30, 1998, the Company has the following net operating loss and tax credit carryforwards (in thousands):

                                               AMOUNT      EXPIRATION DATE
                                               ------      ---------------
Foreign net operating loss carryforwards        $3,158     indefinite
Research and development tax credit                552     2002 to 2005
Alternative minimum tax credit                      96     indefinite
Investment tax credit                               55     1998 to 2001


7. STOCKHOLDERS' EQUITY

Under the Company's Certificate of Incorporation, the Board of Directors, at its discretion, may issue up to 1,000,000 shares of preferred stock and establish the voting, dividend, liquidation, and other rights, designations and preferences of the preferred shares. At September 30, 1998, no shares of preferred stock were outstanding.

During November 1997, the Company adopted a Stockholder Rights Plan (the "Plan") designed to protect the Company's stockholders in the event of an attempt to acquire control of the Company on terms which do not deal fairly with all of the Company's stockholders. Under the Plan, the Company distributed one right per Common Stock on the stated record date, which becomes exercisable in certain events involving the acquisition of 15% or more of the Company's Common Stock. Upon the occurrence of such an event, each right entitles its holder to purchase one one-hundredth of a share of a new series of preferred stock at a price of $45.00. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the Company's stock or shares in an "acquiring entity" at half of market value.

8.  STOCK PLANS AND EMPLOYEE BENEFITS

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

Changes in the number of outstanding options and number of available shares for grant under the Plans are summarized as follows:

                                                      NUMBER OF SHARES
                                                      ----------------
                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                    UNDER         EXERCISE
                                                  AVAILABLE         OPTION          PRICE
                                                  ---------         ------          -----
Outstanding, September 30, 1995                    148,643        644,547       $   7.94
     Additional shares reserved for issuance       300,000           --              --
     Granted                                      (232,000)       232,000           7.94
     Exercised                                        --          (11,064)          3.05
     Canceled                                       81,213        (81,213)          9.79
     Shares expired from 1986 plan                 (32,331)          --              --
                                                   -------        -------       --------
Outstanding, September 30, 1996                    265,525        784,270       $   7.81
     Granted                                      (243,400)       243,400           9.77
     Exercised                                        --          (54,797)          5.72
     Canceled                                      129,821       (129,821)          9.17
     Shares expired from 1986 plan                  (5,638)          --              --
                                                   -------        -------       --------
Outstanding, September 30, 1997                    146,308        843,052       $   8.31
     Granted                                      (471,396)       471,396           4.28
     Exercised                                        --           (1,301)          3.00
     Canceled                                      603,175       (603,175)          8.52
     Shares expired from 1986 plan                 (19,970)          --              --
                                                   -------        -------       --------
Outstanding, September 30, 1998                    258,117        709,972       $   5.46
                                                   =======        =======       ========


During fiscal year 1998, the Company's Board of Directors authorized a stock option repricing program whereby all holders (except Company executive officers and Board of Directors) of stock options granted under the Company's 1993 Stock Option Plan were offered an opportunity to cancel their current outstanding stock options for new options. As a result of this repricing program, 361,225 stock options were canceled and 258,446 stock options were granted at the market price of the underlying Common Stock on the date of grant. Accordingly, no compensation expense was recognized.

At September 30, 1998, options to purchase 308,340 at prices ranging from $1.75 to $13.75 per share were exercisable.

The following table summarizes information about options outstanding at September 30, 1998:

                                                            Weighted
                                         Weighted        Avg. Remaining                       Weighted
    Range of            Options        Avg. Exercise    Contractual Life      Options       Avg. Exercise
 Exercise Prices      Outstanding          Price            (Years)         Exercisable         Price
 ---------------      -----------          -----            -------         -----------         -----
 $1.75 - $3.00          105,207             $2.85              4.71            90,206           $3.00
 $3.88 - $3.88          204,581              3.88              9.48              --               --
 $4.37 - $7.00          296,934              6.01              6.63           196,934            6.68
$7.25 - $13.75          103,250              9.68              7.75            21,200            9.45
                        -------             -----             -----           -------           -----
                        709,972             $5.46              7.33           308,340           $5.80
                        =======             =====             =====           =======           =====


Employee Stock Purchase Plan

The Company has adopted an employee stock purchase plan under which the sale of 150,000 shares of its Common Stock has been authorized. The stock purchase plan is based on six-month offering periods and no more than 30,000 shares of Common Stock are available for purchase during each offering period. Shares are purchased at the end of each offering period at 85% of the fair market value of the shares on the first or last day of the offering period, whichever is lower. Eligible employees may authorize payroll deductions not to exceed the lesser of 25% of their compensation or $6,250 during each six-month offering period. Under the plan, 59,938 and 27,648 shares were issued at an average price of $4.38 and $7.86 during the years ended September 30, 1998 and 1997, respectively. Shares available for future grant were approximately 29,314 and 89,252 shares at September 30, 1998 and 1997.

The Company has elected to follow APB 25 for these plans. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying Common Stock on the date of grant, no compensation cost is recognized. For the purposes of the required disclosure and pro forma information required under SFAS 123, "Accounting for Stock-Based Compensation", the estimated fair value of the Company's options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except earnings (loss) per share):

                                                Year Ended September 30,
                                                ------------------------
                                           1998            1997           1996
                                           ----            ----           ----
Net income (loss)
   As reported                           $(5,050)         $1,987         $1,492
   Pro forma                             $(5,356)         $1,577         $1,256

Diluted earnings (loss) per share
      As reported                         $(1.16)          $0.45          $0.35
      Pro forma                           $(1.23)          $0.35          $0.29

Pro forma compensation costs were estimated using the Black-Scholes option valuation model using the following weighted average assumptions for grants in 1998, 1997and 1996, respectively: a dividend yield rate of zero for each year; expected lives of 4.3, 5.2 and 5.4 years; expected volatility of 111.06%, 60.93% and 73.29%; and risk free interest rates of 5.57%, 6.22% and 6.13%. The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of trade options, and because changes in subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of the Company's stock options. The effects of applying SFAS 123 to provide the disclosures above are not likely to be representative of the effects on reported net income (loss) for future years.

The weighted average fair value of options granted during fiscal 1998 and 1997 was $3.28 and $5.63, respectively. The weighted average fair value of options associated with the Company's Employee Stock Purchase Plan for fiscal 1998 and 1997 was $2.70 and $3.13, respectively.

Savings Plan

The Company sponsors an employee savings plan that provides for eligible employees to make pre-tax contributions up to 15% of eligible compensation, subject to certain limitations imposed by Section 401(k) of the Internal Revenue Code. The Company matches 50% of the first 4% of the employee's compensation, up to a maximum of $1,000 per year. The Company made discretionary contributions representing 2% of net income to the plan in fiscal years ending September 30, 1997 and 1996 and none during the fiscal year ending September 30, 1998. The Company's total contributions were approximately $139,000, $189,000, and $184,000 for the years ending September 30, 1998, 1997 and 1996 respectively.

9.  SEGMENT REPORTING

The Company, operating in a single industry segment, designs, manufactures, markets and supports SMT and APT assembly equipment and related peripherals. The Company's operations by geographic area are as follows (in thousands):

                                        UNITED
                                        STATES         EUROPE      ELIMINATIONS   CONSOLIDATED
                                        ------         ------      ------------   ------------
Year ended September 30, 1998
Total net sales:
      Unaffiliated customers           $ 53,185       $ 21,674       $   --         $ 74,859
      Interarea transfers                10,890         10,356        (21,246)          --
                                       --------       --------       --------       --------
            Total                      $ 64,075       $ 32,030       $(21,246)      $ 74,859
                                       ========       ========       ========       ========
Loss from operations                   $ (3,199)      $ (2,815)      $   (267)      $ (6,281)
                                       ========       ========       ========       ========
Total assets                           $ 54,108       $ 10,215       $(13,347)      $ 50,976
                                       ========       ========       ========       ========

Year ended September 30, 1997
Total net sales:
      Unaffiliated customers           $ 56,435       $ 25,288       $   --         $ 81,723
      Interarea transfers                14,154          8,940        (23,094)          --
                                       --------       --------       --------       --------
            Total                      $ 70,589       $ 34,228       $(23,094)      $ 81,723
                                       ========       ========       ========       ========
Income from operations                 $  2,874       $    487       $     77       $  3,438
                                       ========       ========       ========       ========
Total assets                           $ 51,265       $ 11,846       $(13,074)      $ 50,037
                                       ========       ========       ========       ========

Year ended September 30, 1996:
Total net sales:
      Unaffiliated customers           $ 50,448       $ 21,143       $   --         $ 71,591
      Interarea transfers                12,541          5,780        (18,321)          --
                                       --------       --------       --------       --------
            Total                      $ 62,989       $ 26,923       $(18,321)      $ 71,591
                                       ========       ========       ========       ========
Income from operations                 $  5,048       $    329       $ (1,488)      $  3,889
                                       ========       ========       ========       ========
Total assets                           $ 44,925       $ 10,355       $(11,457)      $ 43,823
                                       ========       ========       ========       ========

Interarea transfers primarily represent sales to and from the Company's United Kingdom subsidiaries. These transfers are made at prices to recover cost, plus an appropriate markup for profit, and have been eliminated from consolidated net sales.

Sales by geographic area made by the Company's United States operations are as follows (in thousands):


                                    YEAR ENDED SEPTEMBER 30,
                              ---------------------------------
                                1998         1997        1996
                                ----         ----        ----
United States                 $45,748      $45,981      $40,944
Pacific                         4,890        7,034        5,644
Canada and Latin America        2,065        3,420        3,860
Other                             482         --           --
                              =======      =======      =======
                              $53,185      $56,435      $50,448
                              =======      =======      =======

10.  LITIGATION

In 1996, the Company was named a defendant in a patent infringement lawsuit filed by The Zevatech Group in Munich, Germany. The complaint alleges that the Company infringed on the plaintiff's German patents relating to pick and place assemblers. The Company has responded with an action against the plaintiff in Munich, Germany seeking to have such plaintiff's patents invalidated. Management believes the lawsuit to be without merit and is vigorously defending itself against the lawsuit. Accordingly, no provision for this lawsuit has been recorded since its inception.

During fiscal 1996, the Company settled a securities litigation, which had begun during fiscal 1995, to avoid the uncertainties of litigation and without admitting any wrongdoing with respect to of any of the claims alleged in the complaint. Total cost (including legal fees) to the Company, net of the amount paid by the Company's directors and officers liability insurer, was $1,467,000. During the year ended September 30, 1996, the Company recorded $1,287,000 of expenses, respectively, relating to the settlement of this securities litigation.

11.  SUBSEQUENT EVENT

Subsequent to year end, the Company sold substantially all of the assets and liabilities of SMTech Limited to Speedline Technologies, Inc. ("Speedline") for $14.8 million in cash paid at closing, subject to a holdback of $750,000. The Company is liable for various representations and warranties provided to Speedline under this agreement. The Company anticipates recording an after-tax net gain of approximately $5.1 million in the first quarter of fiscal 1999. In connection with the sale, the Company and Speedline's MPM division entered into an agreement whereby MPM will supply the Company on an OEM basis with the former SMTech screen printer product line. This agreement provides, among other things, that Quad will purchase a minimum of $7.4 million of AVX 500 screen printers by December 31, 2000. This agreement, however, is subject to certain provisions that could reduce the minimum commitment required.

The following unaudited pro forma results of operations for the fiscal years ended September 30, 1998 and 1997 assumes that SMTech was disposed of on October 1, 1996 and the Company repaid its outstanding line of credit balance with a portion of the sale proceeds on October 1, 1996:

                                                    SEPTEMBER 30,
                                                    -------------
                                               1998              1997
                                               ----              ----
Net sales                                   $ 68,239          $ 75,449
Net income (loss)                             (4,192)            1,421
Diluted net income (loss) per share         $  (0.96)         $   0.32

                            QUAD SYSTEMS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


          COL. A                              COL. B                       COL. C                  COL. D               COL. E
          ------                              ------                       ------                  ------               ------

                                                                         ADDITIONS
                                                                 --------------------------
                                                                                 CHARGED TO
                                             BALANCE AT          CHARGED TO         OTHER                               BALANCE AT
                                             BEGINNING           COSTS AND        ACCOUNTS        DEDUCTIONS              END OF
DESCRIPTION                                  OF PERIOD            EXPENSES       -DESCRIBE         DESCRIBE               PERIOD
-----------                                  ---------            --------       ---------         --------               ------

Year ended September 30, 1996:
 Deducted from asset accounts:
    Allowance for doubtful accounts          $   818,000      $  (153,000)       $ --             $    32,000 (1)      $   633,000
    Reserves for inventory                     2,316,000        1,104,000          --                 886,000 (2)        2,534,000
                                             -----------      -----------       -------           -----------          -----------
          Total                              $ 3,134,000      $   951,000        $ --             $   918,000          $ 3,167,000
                                             ===========      ===========       =======           ===========          ===========
Product Warranty Liability                   $ 1,133,000      $ 2,866,000        $ --             $ 2,511,000 (3)      $ 1,488,000
                                             ===========      ===========       =======           ===========          ===========
Reserve for product returns and
     allowances                              $   763,000      $  (288,000)       $ --             $      --            $   475,000
                                             ===========      ===========       =======           ===========          ===========

Year ended September 30, 1997:
 Deducted from asset accounts:
    Allowance for doubtful accounts          $   633,000      $   204,000        $ --             $    49,000 (1)      $   788,000
    Reserves for inventory                     2,534,000          898,000          --                 764,000 (2)        2,668,000
                                             -----------      -----------       -------           -----------          -----------
          Total                              $ 3,167,000      $ 1,102,000        $ --             $   813,000          $ 3,456,000
                                             ===========      ===========       =======           ===========          ===========
Product Warranty Liability                   $ 1,488,000      $ 2,123,000        $ --             $ 2,256,000 (3)      $ 1,355,000
                                             ===========      ===========       =======           ===========          ===========
Reserve for product returns and
     allowances                              $   475,000      $  (288,000)       $ --             $      --            $   187,000
                                             ===========      ===========       =======           ===========          ===========

Year ended September 30, 1998:
 Deducted from asset accounts:
    Allowance for doubtful accounts          $   788,000      $   420,000                         $    12,000 (1)      $ 1,196,000
    Reserves for inventory                     2,668,000        2,354,000          --                 799,000 (2)        4,223,000
                                             -----------      -----------       -------           -----------          -----------
          Total                              $ 3,456,000      $ 2,774,000        $ --             $   811,000          $ 5,419,000
                                             ===========      ===========       =======           ===========          ===========
Product Warranty Liability                   $ 1,355,000      $ 3,085,000        $ --             $ 3,508,000 (3)      $   932,000
                                             ===========      ===========       =======           ===========          ===========
Reserve for product returns and
     allowances                              $   187,000      $   190,000        $ --             $      --            $   377,000
                                             ===========      ===========       =======           ===========          ===========

----------

(1) Uncollectible accounts written off, net of recoveries.

(2) Disposals of obsolete inventory.

(3) Warranty costs paid during the year.

                                  EXHIBIT INDEX
Exhibit
  No.
-------

        3.1 Certificate of Incorporation of the Registrant, as amended - Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 33-60588) filed with the Securities and Exchange Commission on May 7, 1993.

        4.1 Shareholder's Rights Agreement dated November 12, 1997 - Incorporated by reference to Exhibit 1 and 2 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 2, 1998.

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

        *10.2 1993 Stock Option Plan, as amended - Incorporated by reference to Exhibit 10.2 filed under Form 10-Q for the period ended March 31, 1998.

       o*10.3 Quad Systems Corporation Employee Stock Purchase Plan, as amended.


        *10.4 401(k) Salary Reduction Plan and Trust dated October 1, 1989, as amended - Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 33-60588) filed with the Securities and Exchange Commission on April 5, 1993.

        *10.5   Executive Severance Pay Plan - Incorporated by reference to
                Exhibit 10.3 filed under Form 10-Q for the period ended June 30, 1998.

        *10.6 Employment memorandum dated April 27, 1998, between the Company and Theodore J. Shoneck Incorporated by reference to Exhibit
                10.4 filed under Form 10-Q for the period ended June 30, 1998.

        *10.7 Employment memorandum dated April 27, 1998, between the Company and Anthony R. Drury Incorporated by reference to Exhibit 10.5 filed under Form 10-Q for the period ended June 30, 1998.

        10.8 Lease dated August 27, 1996, between the Registrant and Marave Associates, L.P. - Incorporated by reference to Exhibit 10.5.2 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

        10.9.1 Credit Agreement dated April 11, 1997, between the Company and CoreStates Bank, NA - Incorporated by reference to Exhibit
                10.7.1 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

        10.9.2 First Amendment to Credit Agreement dated September 11, 1997, between the Company and CoreStates Bank, NA - Incorporated by reference to Exhibit 10.7.2 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

        10.10.1 Agreement dated November 1, 1993, between the Registrant and Samsung Aerospace Industries, Ltd. Incorporated herein by reference to Exhibit 10.9 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

        10.10.2 Agreement dated June 20, 1996 between the Registrant and Samsung Aerospace Industries, Ltd.-Incorporated herein by reference to
                Exhibit 10.1 filed under Form 10-Q for the period ended June 23, 1996 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

        10.10.3 Agreement dated March 19, 1997, between the Registrant and Samsung Aerospace Industries, Ltd. Incorporated by reference to
                Exhibit 10.11 filed under the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

        10.11 OEM and Distributorship Agreement dated December 2, 1997 between the Registrant and Kaijo Corporation for the distribution of the Registrant's APS-1 product - Incorporated by reference to
                Exhibit 10.1 filed under Form 10-Q for the period ended December 31, 1997 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

        *10.12 Severance Agreement dated March 30, 1998, as further amended on April 7, 1998, between the Company and David W. Smith - Incorporated by reference to Exhibit 10.1 filed under Form 10-Q for the period ended June 30, 1998.

        *10.13 Severance Agreement dated April 6, 1998, between the Company and Joseph L. Gasper - Incorporated by reference to Exhibit 10.2 filed under Form 10-Q for the period ended June 30, 1998.

        10.14.1 Agreement relating to the sale and purchase of the business and assets of SMTech Limited, dated September 30, 1998, between the Registrant, SMTech Limited and Speedline Technologies, Inc. Incorporated by reference to Exhibit 2.1 filed under Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1998.

        10.14.2 Agreement relating to the goodwill and intellectual property assignment of SMTech Limited, dated September 30, 1998, between the Registrant, SMTech Limited and Speedline Technologies, Inc. Incorporated by reference to Exhibit 2.2 filed under Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1998.

        10.15 Supply agreement dated September 30, 1998 between the Registrant and Speedline Technologies, Inc. for the resale of SMTech stencil printers - Incorporated by reference to Exhibit 2.3 filed under Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1998 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

       o21      Subsidiaries of the registrant.

       o23      Consent of Ernst & Young LLP.

       o27      Financial Data Schedule.

----------

* Constitutes compensatory plan or arrangement required to be filed as an exhibit to this form.

o    Filed herewith