Form 10-K/A
period 1998-09-30
QUAD SYSTEMS CORP /DE/
filed 1999-01-25
CIK 899823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-K


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


As of January 18, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $10,573,233. *

As of January 18, 1999, 4,414,091 shares of common stock, $.03 par value, were outstanding.


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

Primary Surface Mount Assembly Equipment

                                                                                       FISCAL YEAR
        PRODUCT                      CAPABILITIES                     MARKET FOCUS      INTRODUCED
        -------                      ------------                     ------------      ----------

QSP-2(TM) (part of    Full range of fine pitch capability          Medium volume          1994
the "Q" Series)       "QuadAlign(TM)" component centering          SMT assembly
                      Placement rates of up to 14,000              market
                      components per hour (CPH)

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

A disruption of the supply of the QSA-30 Series from Samsung would adversely affect the ability of the Company to meet its customers needs and could have a significant adverse impact on net sales.

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

Profile Series of Ovens
The Company's high performance Profile Series reflow ovens feature what the Company believes is an advanced airflow and thermal dynamics technology that supports high-production throughputs. The A.I.R.TM (Adaptive Intelligent Reflow) option for the Profile Series utilizes a computerized thermal camera inside the oven and an independent computer system to monitor and control the temperature of each PWB processed.

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

QuadCare(SM)
QuadCare is the Company's integrated service and support program, offering complete coverage for preventive and unscheduled maintenance, including parts and labor, software and firmware upgrades, telephone consultations, application engineering support and periodic retraining. The provision of software and firmware upgrades under QuadCare permits existing customers to benefit from the Company's development activities both to improve the operation of their assemblers and to provide support for additional peripheral equipment and modular enhancements. The Company views this line of business as supporting the marketing of the Company's assembly equipment and not as a substantial additional line of business.

MANUFACTURING

The Company's current principal manufacturing activities consist of sub-assembly, final assembly and testing of the Company's SMT and APT assembly products in Willow Grove, Pennsylvania, and of reflow ovens in High Wycombe, England. Virtually all of the Company's PWBs, machine parts, component tape feeders and some of the Company's sub-assemblies are manufactured by third parties. Logistical and sourcing assistance, technical training for testing and debugging and quality assurance coordination is provided to the Company's subcontractors on an ongoing basis to ensure quality and low-cost production.

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

Outside of North America, the Company has a direct sales force in the United Kingdom and has sales representative arrangements with firms located in Brazil, Mexico, India, Indonesia, Taiwan, Korea, Singapore (also covering Malaysia and Thailand), Hong Kong, China, Japan, Philippines, Australia and New Zealand, Turkey, Egypt, Israel and in several Western European countries.

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

ITEM 6.   SELECTED FINANCIAL DATA



                                                                         Year Ended September 30, (1)
                                                     ---------------------------------------------------------------------
                                                          1998         1997           1996          1995          1994
                                                          ----         ----           ----          ----          ----
STATEMENT OF OPERATIONS DATA:                                      (In Thousands, Except Per Share Amounts)

Net sales                                                $ 74,859     $ 81,723       $ 71,591      $ 62,591      $ 50,776
Cost of products sold                                      52,128       51,417         43,912        39,537        29,721
                                                         --------     --------       --------      --------      --------
     Gross profit                                          22,731       30,306         27,679        23,054        21,055
Operating expenses:
     Engineering, research and development                  7,515        6,759          6,153         4,844         4,300
     Selling and marketing                                 14,542       14,197         12,076        10,276         8,313
     Administrative and general                             6,955        5,912          5,561         3,997         3,026
                                                         --------     --------       --------      --------      --------
        Total operating expenses                           29,012       26,868         23,790        19,117        15,639
                                                         --------     --------       --------      --------      --------
          Income (loss) from operations                    (6,281)       3,438          3,889         3,937         5,416
Interest expense (income), net                                684          381            195           124          (103)
Settlement of securities litigation                             -            -          1,287           180            -
                                                         --------     --------       --------      --------      --------
Income (loss) before income taxes                         (6,965)        3,057          2,407         3,633         5,519
Income tax expense (benefit)                              (1,915)        1,070            915           945         1,336
                                                         --------     --------       --------      --------      --------
     Net income (loss)                                  $ (5,050)     $  1,987       $  1,492      $  2,688     $   4,183
                                                        ========      ========       ========      ========     =========
Net income (loss) per share:
      Basic                                             $  (1.16)     $   0.46       $   0.35      $   0.65     $    1.05
      Diluted                                           $  (1.16)     $   0.45       $   0.35      $   0.62     $    0.98

Weighted average number of shares outstanding:
      Basic                                                 4,359        4,287          4,222         4,130         3,980
      Diluted                                               4,359        4,464          4,321         4,329         4,269

BALANCE SHEET DATA:

Working capital                                          $ 20,863     $ 25,954       $ 23,317      $ 22,229      $ 19,074
Total assets                                               50,976       50,037         43,823        41,175        29,919
Line of credit and current portion
     of long-term debt                                      9,429        5,540            700           700           200
Long-term debt                                              1,761        2,325          1,750         2,450           300
Stockholders' equity                                       26,212       30,778         28,091        26,380        22,171


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

The following table sets forth certain financial data as a percentage of net sales for the years indicated:

                                                  YEAR ENDED SEPTEMBER 30,
                                             --------------------------------
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


Net Sales. The Company derived net sales from the sale of its assembly products and peripherals, screen printers, reflow ovens, the resale of products manufactured by third parties and services. Sales are recorded upon shipment of products configured to meet customer application requirements. Net sales decreased $6,864,000 or 8.4% in 1998 over net sales in 1997. The following table sets forth sales of certain product lines for the periods indicated (in thousands):


                                            YEAR ENDED SEPTEMBER 30,
                                       --------------------------------
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


Gross Margin. Gross margin (gross profit as a percentage of net sales) decreased to 30.4% in 1998 from 37.1% in 1997. During fiscal 1998, the Company recorded a total of $2,100,000 of inventory reserve charges for discontinued products and slow moving inventory. Excluding the $2,100,000 special inventory reserve charges, gross margin for 1998 was 33.2%. The decrease in gross margin reflects the severe downturn in the electronics and semiconductor industries. The Company believes that gross margins for the immediate future will continue to remain under pressure until such time as the Company's markets improve. However, the Company believes it could realize higher gross margins in subsequent periods if market conditions in the electronics and semiconductor industries improve and cost reduction programs, which the Company is currently working on, are successfully implemented.

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


During 1997, engineering, research and development expenses increased $606,000 or 9.8% in 1997 over 1996 due to increased spending to support product development activities related to the APS-1 assembler, a new screen printer introduced in 1998 and the cost of continuing enhancements to the "Profile" Series of reflow ovens.


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


Administrative and General Expenses. Administrative expenses increased $1,043,000 or 17.6% in 1998 over the prior year. The increase is mostly due to one-time costs incurred in 1998, including $1.0 million to obtain a paid-up license of patented technology from MPM Corporation (see discussion below) and severance costs of $451,000 related to the resignation of the Company's former president and other reductions in the workforce. Excluding these costs, administrative and general expenses decreased approximately $408,000 or 6.9% in 1998 compared to the prior year.

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

BACKLOG


Backlog of orders as of September 30, 1998, totaled $8,800,000 compared to $11,300,000 as of September 30, 1997. The following table sets forth certain backlog information by product line for the periods indicated (in thousands):

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


COMMITMENTS


As of September 30, 1998, the Company had entered into various purchase order agreements with vendors whereby the Company has committed to acquire inventory for approximately $23,147,000. Such commitments are anticipated for delivery and payment in the next twenty-four months. This total includes approximately $8,044,000 of purchase orders with Samsung Aerospace Industries, Ltd. ("Samsung") in accordance with various agreements for the purchase of QSA-30 assemblers and electronic tape feeders used in the Company's assemblers (see below).


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

The contract is to run for a six-year period and requires Quad to purchase a minimum quantity of component tape feeders with a value of at least $6,800,000 during the first two years of the contract. Samsung's remedy if Quad fails to meet the target is to terminate the agreement. The number of component tape feeders to be purchased during the remainder of the contract term is to be negotiated. Samsung is required to pay to Quad a total of $300,000, representing a combination of licensing fees and a reimbursement for expenses incurred in transferring technology to Samsung for use in production of the component tape feeders. Samsung began to supply component tape feeders to the Company during fiscal 1998. A disruption of the supply of component tape feeders could adversely affect the ability of the Company to meet its customer's needs. If Samsung were to stop supplying Quad with component tape feeders, Quad has the right to resume manufacturing or use alternative suppliers. Quad maintains an inventory of component tape feeders that it believes will sustain the business during such a transition, if any.


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


SUBSEQUENT EVENT


Subsequent to year end, the Company sold substantially all of the assets and liabilities of SMTech to Speedline for $14,800,000 in cash paid at closing, subject to a holdback of $750,000. The Company is liable for various representations and warranties provided to Speedline under this agreement. The Company anticipates recording an after-tax net gain of approximately $5,100,000 in the first quarter of fiscal 1999. In connection with the sale, Quad and Speedline's MPM division entered into an agreement whereby MPM will supply Quad on an OEM basis with the former SMTech screen printer product line. See Note 11 to the Consolidated Financial Statements for further information relating to the sale of the net assets of SMTech.


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


The Company is in the process of replacing its existing business and accounting system with an enterprise-wide business system that is certified by the supplier to be Year 2000 compliant. Year to date spending on this management information system upgrade has totaled approximately $145,000. Internal staffing costs and re-engineering costs, if any, associated with this system implementation project is being expensed as incurred. The Company currently anticipates converting to the new enterprise system in the Willow Grove manufacturing facility in the second quarter of fiscal 1999. Additional Year 2000 expenditures for business and accounting systems replacement are not expected to exceed $150,000. Required Year 2000 readiness changes to business and accounting systems are anticipated to be completed by June 1999.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


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



ITEM 11.   EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid and accrued during each of the last three fiscal years to the Company's President and Chief Operating Officer and former President and Chief Executive Officer and each of the Company's three other executive officers during such periods whose salary and bonus exceeded $100,000.


                                        SUMMARY COMPENSATION TABLE
                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                          ANNUAL COMPENSATION           AWARDS
                                                        -----------------------      ------------
                                                                                      SECURITIES        ALL OTHER
                                                         SALARY         BONUS         UNDERLYING       COMPENSATION
        NAME AND PRINCIPAL POSITION          YEAR         ($)            ($)          OPTIONS (#)         ($) (1)
        ---------------------------          ----        ------         -----         ----------       ------------

Theodore J.  Shoneck (2)                     1998       121,924         48,000           67,000              850
    President and Chief Operating            1997             -             -                 -                -
    Officer                                  1996             -             -                 -                -

David W. Smith (3)                           1998       197,582             -            10,000            1,000
    Former President and Chief               1997       195,700         45,000           10,000            1,000
    Executive Officer                        1996       190,000        154,875           20,000            1,000

Anthony R. Drury                             1998       134,375         24,000           25,000            1,000
    Senior Vice President, Finance           1997       128,750         20,000            5,000            1,000
    and Chief Financial Officer              1996       125,000         88,500           10,000            1,000

Ian H. Henderson                             1998       100,800             -             4,000           10,080
    Senior Vice President,                   1997        98,980        18,588             4,000            6,124
    European Operations                      1996        80,828        12,507             7,000              674

Craig C. Ramsey (4)                          1998       101,000        12,500            10,785            1,000
    Senior Vice President,                   1997       101,000        11,250             2,500            1,000
    Marketing                                1996        98,000        48,000             4,500            1,000

----------


(1) Consists of the Company's matching payments under its 401(k) Plan, except for Mr. Henderson for whom the amounts shown represent the Company's contribution under an English personal pension plan.

(2) Mr. Shoneck joined the Company in December 1997 and his annualized base salary was then expected to be approximately $128,000. Mr. Shoneck was named President and Chief Operating Officer in April 1998 and his base salary was increased to $170,000.

(3) Mr. Smith resigned from the Company in March 1998. His fiscal 1998 annual compensation includes severance of $90,323 and accrued vacation of $5,645.

(4) Mr. Ramsey was named Senior Vice President, Marketing in November 1998, subsequent to the Company's 1998 fiscal year end. Information is provided because his total annual salary and bonus exceeds $100,000.


STOCK OPTION GRANTS

The following table sets forth certain information with respect to individual grants of stock options during the fiscal year ended September 30, 1998, to the Company's President and Chief Operating Officer and former President and Chief Executive Officer and each of the Company's three other executive officers during such periods.


                                    OPTION GRANTS IN LAST FISCAL YEAR

                                                                                          POTENTIAL REALIZABLE VALUE
                                                                                           AT ASSUMED ANNUAL RATES
                                                                                         OF STOCK PRICE APPRECIATION
                                               INDIVIDUAL GRANTS                             FOR OPTION TERM (1)
                            ---------------------------------------------------------  ---------------------------------
                              NUMBER OF     % OF TOTAL
                             SECURITIES      OPTIONS
                             UNDERLYING     GRANTED TO      EXERCISE
                               OPTIONS      EMPLOYEES       OR BASE
                               GRANTED      IN FISCAL        PRICE       EXPIRATION
           NAME                (#) (2)         YEAR          ($/SH)         DATE           5% ($)            10%($)
           ----             -------------- -------------  -------------  ------------  ----------------  ---------------

Theodore J. Shoneck             20,000         4.6%        $ 5.375       12/18/07       $  67,606          $171,327
                                 7,000         1.6%        $ 3.875        3/20/08       $  17,059          $ 43,230
                                40,000         9.2%        $ 4.500        4/27/08       $ 113,201          $286,874
                                ------        ----                                      ---------         ---------
                                67,000        15.5%                                     $ 197,866         $ 501,431


David W. Smith                  10,000         2.3%        $ 3.875       03/20/08       $  24,370         $  61,758


Anthony R. Drury                 5,000         1.2%        $ 3.875       03/20/08       $  12,185         $  30,879
                                20,000         4.6%        $ 4.500       04/27/08       $  56,601         $ 143,437
                                ------         ----                                     ---------         ---------
                                25,000         5.8%                                     $  68,786         $ 174,316


Ian H. Henderson                 4,000         0.9%        $ 3.875       03/20/08       $   9,748         $  24,703

Craig C. Ramsey                 10,785         2.5%        $ 3.875       03/20/08       $  26,283         $  66,605


(1) Potential realizable value is based on the assumed annual growth rates compounded annually for the ten-year option term. The dollar amounts set forth under this heading are the result of calculations at the 5% and 10% assumed rates set by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the stock price of the Company.

(2) The options granted in December 1997 to Mr. Shoneck vest and become exercisable in five equal annual installments beginning one year after the date of grant. The remainder of the options listed above each vest and become exercisable in four equal annual installments beginning one year after the date of grant.

STOCK OPTION EXERCISES AND HOLDINGS

The following table sets forth information relating to options exercised during the fiscal year ended September 30, 1998 by the Company's President and Chief Operating Officer and former President and Chief Executive Officer and each of the Company's three other executive officers during the period and presents the value of unexercised options held by such individuals as of September 30, 1998:



                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION
                                                  VALUES

                                                              NUMBER OF UNEXERCISED               VALUE OF UNEXERCISED
                                                                OPTIONS AT FISCAL               IN-THE-MONEY OPTIONS AT
                                                                   YEAR END (#)                 FISCAL YEAR END ($) (2)
                                                          -------------------------------  -----------------------------------
                              SHARES           VALUE
                            ACQUIRED ON      REALIZED
          NAME             EXERCISE (#)       ($) (1)     EXERCISABLE      UNEXERCISABLE    EXERCISABLE       UNEXERCISABLE
          ----             ------------       -------     -----------      -------------    -----------       -------------

Theodore J. Shoneck             -             $     -            -             67,000           $   -            $   -
David W. Smith                  -             $     -        165,000                -           $   -            $   -
Anthony R. Drury                -             $     -         62,300           48,750           $   -            $   -
Ian H. Henderson                -             $     -         16,667           22,000           $   -            $   -
Craig C. Ramsey                833            $  2,395         3,667           10,785           $   -            $   -



(1) Value realized is based upon the difference between the last sale price of the Company's Common Stock on The Nasdaq Stock Market, Inc. on the dates of exercise and the exercise price of the options, multiplied by the number of shares acquired on exercise of the option.

(2) Total value of "in-the-money" unexercised options is based upon the difference between the last sale price of the Company's Common Stock on The Nasdaq Stock Market on September 25, 1998 ($2.125 per share) and each exercise price of the various "in-the-money options" held by such person, multiplied by the number of "in-the-money" option shares.

COMPENSATION OF DIRECTORS

Non-employee directors of the Company are paid a $1,000 fee for attending each meeting and a $250 fee for participating in each telephonic meeting of the Board of Directors. The directors are also reimbursed for their out-of-pocket expenses incurred in connection with the meetings. In addition, each non-employee director in office on each October 1 is paid a $5,000 retainer for services provided to the Company for the prior year or, to the extent such person did not so serve for the entire prior year, such retainer payment is made on a pro rata basis for the period served.

Pursuant to the terms of the Company's 1993 Stock Option Plan (the "Plan"), as amended, each non-employee director, upon first being elected to the Board of Directors, is granted an option to purchase 6,000 shares of Common Stock, exercisable in three equal installments on the first three anniversary dates of the date of grant, at an exercise price equal to the fair market value of the shares on the date of grant. In addition, each such director receives a grant of 2,000 shares with an exercise price determined on the same basis, every year thereafter, which options become exercisable on the third anniversary of the date of grant.

During fiscal 1998, the Company received consulting services from Vahram V. Erdekian, a director of the Company in the amount of approximately $100,000. In lieu of cash, the Company granted Mr. Erdekian 30,000 options at an exercise price of $4.50 for the purchase of Common Stock. As of September 30, 1998, the stock options were exercisable.

To date, each of Messrs. Pinkas, Randall and Young has received, under the Plan, 12,000 options for their service as directors, at exercise prices ranging from $4.38 to $11.25 and Mr. Erdekian has received a total of 39,000 options for his services as a director, at exercise prices ranging from $2.19 to $10.00.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENT

The Company and David W. Smith, former President and Chief Executive Officer, entered into a severance agreement dated March 31, 1998, as amended. The agreement provides for Mr. Smith to receive termination payments of $3,763.46 per week, less usual withholding, for a period of fifty-two weeks. The Company will also pay the cost of his coverage in the Company's group health and dental programs during the period in which payments are made less the usual employee contribution for coverage. In consideration of the above, Mr. Smith agreed to release and forever discharge the Company from any and all actions, charges or claims of any kind.

On April 27, 1998, the Company entered into a letter agreement with Theodore J. Shoneck, covering the terms and conditions of Mr. Shoneck's employment as President and Chief Operating Officer. The agreement provides for a base salary of $170,000 per year, subject to annual review by the Stock Option and Compensation Committee ("Committee") and eligibility for an annual bonus award at a target bonus level to be determined by the Committee in its sole discretion. Under the agreement, Mr. Shoneck also received a one-time stock option award to purchase an aggregate of 40,000 shares of the Company's Common Stock disclosed on page 22. In the event his employment is terminated at any time after a change in control (as defined in the employment agreement), Mr. Shoneck is entitled to severance equal to twelve months of base salary and Company benefits. If his employment is terminated by the Company at any time other than after a change of control, Mr. Shoneck is entitled to severance equal to thirty-six weeks of base salary including Company benefits, provided, however, that such amount shall be limited to twenty-four weeks if at any time during the period in which Mr. Shoneck is receiving severance, he commences full-time employment.

On April 27, 1998, the Company entered into a letter agreement with Anthony R. Drury, covering the terms and conditions of Mr. Drury's employment as Senior Vice President, Finance and Chief Financial Officer. The agreement provides for a base salary of $140,000 per year, subject to annual review by the Committee and eligibility for an annual bonus award at a target bonus level to be determined by the Committee in its sole discretion. Under the agreement, Mr. Drury also received a one-time stock option award to purchase an aggregate of 20,000 shares of the Company's Common Stock disclosed on page 22. In the event his employment is terminated at any time after a change in control (as defined in the employment agreement), Mr. Drury is entitled to severance equal to twelve months of base salary and Company benefits. If his employment is terminated by the Company at any time other than after a change of control, Mr. Drury is entitled to severance equal to thirty weeks of base salary including Company benefits, provided, however, that such amount shall be limited to twenty-four weeks if at any time during the period in which Mr. Drury is receiving severance, he commences full-time employment.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Robert P. Pinkas, a member of the Company's Compensation Committee, was the Company's Treasurer from March 1982 until October 1987.

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

Annual Compensation

Annual cash compensation is comprised of a base annual salary and a bonus award. Annual adjustments in base salaries typically are made effective at the beginning of the fiscal year for which they are intended to apply and therefore reflect in large part prior year's business and individual performance achievements. The Committee generally establishes annual salaries by evaluating individual performances and the level of the executive's responsibility and experience. In addition, the Committee considers marketplace valuations of comparable executives of other companies in related industries, comparable in size with the Company, although salary determinations have not been based upon any specific criteria of compensation. Nevertheless, the members of the Stock Option and Compensation Committee, who either are affiliated with venture capital firms (Mr. Pinkas) or a NYSE company (Mr. Erdekian) and have experience in setting compensation for companies in similar stages of development, believe that salaries of the Company's executive officers in fiscal 1998 were appropriate, considering the scope of the Company's operations and the respective responsibilities and achievements of the executive officers. Neither Mr. Smith nor any other executive officer received any increase to their annual salary on account of the Company's financial performance for fiscal 1997. Mr. Shoneck was hired in December 1997 as Chief Operating Officer. In April 1998, Mr. Shoneck was promoted to President and Chief Operating Officer of the Company after the resignation of Mr. Smith. At that time, the compensation packages for Mr. Shoneck and Mr. Drury were reviewed and adjusted to account for the additional responsibilities assumed by each upon Mr. Smith's resignation. Mr. Shoneck entered into a letter agreement with the Company that provided for an increase in his annual salary to $170,000 for fiscal 1998. Mr. Drury also entered into a letter of agreement with the Company that increased his annual salary by approximately nine percent to $140,000 for fiscal 1998 to reflect the Company's commitment to continuity of management. For fiscal 1998, there were no salary increases for the other executive officers except for Mr. Drury.

Bonus awards are made pursuant to criteria established toward the beginning of each fiscal year. A portion of the bonus, which comprised approximately 70% of the maximum bonus payable during the 1998 fiscal year, is non-discretionary and in 1998 was based upon the Company's achievement of specified levels of net income determined by the Committee. The amount of bonus is subject to minimum and maximum specified levels of net income. The Company incurred a net loss during fiscal 1998; accordingly, the non-discretionary bonuses were not paid to any of the executives.

The remaining portion of the bonus is discretionary and is based on the Committee's judgment concerning the achievement by the executive officer of certain stated objectives specifically related to that executive's functional responsibilities. The executive officers received a range from 21% to 94% of the discretionary bonuses, based upon the Committee's assessment of the level of achievement with respect to the stated objectives. Mr. Smith did not earn any discretionary bonus for fiscal 1998 on account of his resignation in April 1998. The discretionary bonuses for Messrs. Shoneck and Drury were primarily based on their efforts in negotiating the sale of the Company's screen printer business, SMTech Limited.

Long Term Compensation - Stock Options

The stock option component of the executive officers' compensation package is designed to provide incentive for the enhancement of stockholder value, as the full benefit of stock option grants will be realized only by appreciation in per share values over several years. In this regard, options have been granted at fair market value on the date of grant and vest in four equal annual installments with the exception of the December 1997 grant to Mr. Shoneck which vests in five equal annual installments. The number of shares subject to each grant is set at a level intended to create an opportunity for stock ownership based on the officer's current position with the Company and the individual's personal performance in recent periods. In connection with the letter agreements signed by both Messrs. Shoneck and Drury, 40,000 and 20,000 additional options, respectively, were granted to them. Upon his joining the Company as the Chief Operating Officer, the Committee granted Mr. Shoneck 20,000 options which vests in five equal annual installments. In addition, Messrs. Smith and Shoneck and the other executive officers received options as part of the annual granting of options to employees of the Company by the Committee in March 1998. The options granted to each executive officer is detailed in the Option Grants in Last Fiscal Year table. As part of Mr. Smith's severance agreement, the Committee extended the vesting termination date for Mr. Smith's outstanding stock options from April 3, 1998 to April 3, 1999.

Deferred Compensation Plan

The Company maintained a deferred compensation plan, pursuant to which certain executive officers could elect to defer a portion of their annual compensation. The Committee terminated this plan in September 1998 at the request of the participants and the funds were distributed to the participating executives.

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

               VAHRAM V. ERDEKIAN        ROBERT P. PINKAS

PERFORMANCE GRAPH

The chart below compares the cumulative total stockholder return of the Company with the cumulative total return on the S & P 500 Stock Index and the Hambrecht & Quist Technology Index. Information relating to the Company begins on October 1, 1993.


                COMPARISON OF FIVE YEARS CUMULATIVE TOTAL RETURN
      AMONG QUAD SYSTEMS CORPORATION, THE S & P 500 INDEX AND THE HAMBRECHT
                            & QUIST TECHNOLOGY INDEX

                            9/93      9/94      9/95     9/96     9/97     9/98
                            ----      ----      ----     ----     ----     ----
Quad Systems Corporation     100       102        64       65       57       15
S & P 500                    100       104       135      162      227      248
H & Q TECHNOLOGY             100       114       200      220      328      304




ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT


SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The table below sets forth certain information as of January 18, 1999 regarding the beneficial ownership (as defined in regulations issued by the Securities and Exchange Commission) of Common Stock of (i) each director and executive officer of the Company; (ii) each nominee for director; (iii) all directors and executive officers as a group; and (iv) each person known to the Company to own beneficially 5% or more of the outstanding Common Stock. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the owners listed. Shares issuable pursuant to the exercise of stock options are included in the table below if such options are currently exercisable or exercisable by March 19, 1999 (60 days after the date above).

                                                NUMBER OF         PERCENT
NAME                                             SHARES           OF CLASS
----                                             ------           --------
Anthony R. Drury (1)                              83,833            1.8%
Vahram V. Erdekian (1)                            38,000             *
William M. Pease, Jr                                 150             *
Robert P. Pinkas (1)                              40,890             *
Craig C. Ramsey (1)                                6,855             *
Lorin J. Randall (1)                              34,338             *
Theodore J. Shoneck (1)                            4,000             *
David H. Young (1)                                48,000            1.1%
All Directors and Executive                      256,066            5.6%
Officers as a group (1) (8 persons)
Dimensional Fund Advisors Inc. (2, 3)
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA 90401                        304,200            6.9%
Equitable Asset Management, Inc. (3)
   800 Nashville City Center
   511 Union Street
   Nashville, TN 37219                           232,450            5.3%

*    Less than 1%.

1. The amounts shown include shares covered by options exercisable within 60 days of January 18, 1999, as follows: 66,050 shares, Mr. Drury; 33,000 shares, Mr. Erdekian; 6,000 shares each, Messrs. Randall, Pinkas and Young; 4,000 shares, Mr. Shoneck; 3,667 shares, Mr. Ramsey; and 124,717 shares, all directors and executive officers as a group.

2. Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, of the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager.

3. Based solely on information contained in filings with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During fiscal 1998, the Company purchased from Two Technologies, Inc. ("Two Technologies") certain hand-held computers used in the Company's products. David
H. Young, a Director of the Company, is the President of Two Technologies. The Company paid a total of $64,975. Also during fiscal 1998, Two Technologies purchased SMT process equipment from the Company in amounts totaling $158,038. The Company's transactions with Two Technologies were made at prices and on terms comparable to other arms'-length purchases and sales by the Company and the Company believes that such was also the case with respect to Two Technologies' transactions with the Company.

During fiscal 1998, the Company received consulting services from Vahram V. Erdekian, a Director of the Company in the amount of approximately $100,000. In lieu of cash, the Company granted Mr. Erdekian 30,000 options at an exercise price of $4.50 for the purchase of Common Stock. As of September 30, 1998, the stock options were exercisable.

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

3.   LISTING OF EXHIBITS


EXHIBIT NO.   DESCRIPTION
-----------   -----------
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

o    Filed herewith

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on January 25, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                  QUAD SYSTEMS CORPORATION

                                  By:   /s/ THEODORE J. SHONECK
                                        --------------------------------------
                                        Theodore J. Shoneck
                                        President and Chief Operating Officer

                            QUAD SYSTEMS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors.......................................F-2

Consolidated Balance Sheets as of September 30,
1998 and 1997........................................................F-3

Consolidated Statements of Operations for the
Years Ended September 30, 1998, 1997 and 1996........................F-4

Consolidated Statements of Stockholders'
Equity for the Years Ended
September 30, 1998, 1997 and 1996....................................F-5

Consolidated Statements of Cash Flows for the
Years Ended September 30, 1998, 1997 and 1996........................F-6

Notes to Consolidated Financial Statements...........................F-7

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

CONCENTRATIONS OF CREDIT RISK


Financial instruments that potentially subject the Company to credit risk consist of primarily of cash equivalents and trade receivables. The Company sells primarily to customers in the SMT industry in the United States and abroad. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations.


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

LONG-LIVED ASSETS


In accordance with Statement of Financial Accounting Standards ("SFAS") No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews its long lived assets, including intangible assets, for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, the asset's carrying value is reduced. Intangible assets consist primarily of goodwill which arose from the excess of the cost of purchased businesses over the fair value of the underlying net assets and is being amortized by the straight line method over ten years. Accumulated amortization at September 30, 1998 and 1997 was $1,590,000 and $1,207,000, respectively.


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

FAIR VALUE OF FINANCIAL INSTRUMENTS


SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash, accounts receivable, other current assets, accounts payable, accrued expenses and the line of credit reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. For long-term debt, including current maturities, the fair value of the Company's long-term debt approximates historically recorded cost since interest rates approximate market.


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

NET INCOME (LOSS) PER SHARE


In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which was adopted by the Company during the quarter ending December 31, 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options and other dilutive securities.

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

3. ACCRUED EXPENSES

Accrued expenses consists of the following (in thousands):


                                                              SEPTEMBER 30,
                                                         ---------------------
                                                           1998          1997
                                                           ----          ----
Accrued commissions                                      $1,776         $1,885
Accrued warranty                                            932          1,355
Employee compensation and related taxes                     892          1,141
Reserve for losses on firm purchase commmitments            992           --
Other                                                     2,316          1,145
                                                         ------         ------
                                                         $6,908         $5,526
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
                                             ======      ======      ======

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                               SEPTEMBER 30,
                                                            -------------------
                                                            1998          1997
                                                            ----          ----
Deferred tax assets:
    Research and development tax credit carryforwards     $   552       $   552
    Foreign net operating loss carryforwards                  979            50
    Tax credit carryforwards                                  151            84
    Inventory and accounts receivable reserves              2,011         1,553
    Warranty and other accruals                               138           301
    Deferred service and other unearned revenue               580           542
    Deferred compensation                                     137            96
    Other                                                      88           220
                                                          -------       -------
Total deferred tax assets                                   4,636         3,398
Valuation allowance for deferred tax assets                   (50)          (50)
                                                          -------       -------
Deferred tax assets, net                                    4,586         3,348
Deferred tax liability:
    Prepaid expenses                                           47            56
                                                          -------       -------
Net deferred tax assets                                   $ 4,539       $ 3,292
                                                          =======       =======

At September 30, 1998, the Company has the following net operating loss and tax credit carryforwards (in thousands):

                                               AMOUNT      EXPIRATION DATE
                                               ------      ---------------
Foreign net operating loss carryforwards        $3,158     indefinite
Research and development tax credit                552     2002 to 2005
Alternative minimum tax credit                      96     indefinite
Investment tax credit                               55     1998 to 2001


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

Sales by geographic area made by the Company's United States operations are as follows (in thousands):


                                    YEAR ENDED SEPTEMBER 30,
                              ---------------------------------
                                1998         1997        1996
                                ----         ----        ----
United States                 $45,748      $45,981      $40,944
Pacific                         4,890        7,034        5,644
Canada and Latin America        2,065        3,420        3,860
Other                             482         --           --
                              -------      -------      -------
                              $53,185      $56,435      $50,448
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


11.  SUBSEQUENT EVENT

Subsequent to year end, the Company sold substantially all of the assets and liabilities of SMTech Limited ("SMTech") to Speedline Technologies, Inc. ("Speedline") for $14,800,000 in cash paid at closing, subject to a holdback of $750,000. The Company is liable for various representations and warranties provided to Speedline under this agreement. The Company anticipates recording an after-tax net gain of approximately $5,100,000 in the first quarter of fiscal 1999. In connection with the sale, the Company and Speedline's MPM division entered into an agreement whereby MPM will supply the Company on an OEM basis with the former SMTech screen printer product line. This agreement provides, among other things, that Quad will purchase a minimum of $7,400,000 of AVX 500 screen printers by December 31, 2000. This agreement, however, is subject to certain provisions that could reduce the minimum commitment required.


The following unaudited pro forma results of operations for the fiscal years ended September 30, 1998 and 1997 assumes that SMTech was disposed of on October 1, 1996 and the Company repaid its outstanding line of credit balance with a portion of the sale proceeds on October 1, 1996:

                                                    SEPTEMBER 30,
                                                    -------------
                                               1998              1997
                                               ----              ----
Net sales                                   $ 68,239          $ 75,449
Net income (loss)                             (4,192)            1,421
Diluted net income (loss) per share         $  (0.96)         $   0.32

                            QUAD SYSTEMS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


          COL. A                               COL. B                      COL. C                 COL. D               COL. E
          ------                             ----------        --------------------------      ----------            ----------

                                                                         ADDITIONS
                                                               --------------------------
                                                                                CHARGED TO
                                             BALANCE AT        CHARGED TO         OTHER                              BALANCE AT
                                             BEGINNING         COSTS AND        ACCOUNTS        DEDUCTIONS             END OF
DESCRIPTION                                  OF PERIOD          EXPENSES       -DESCRIBE         DESCRIBE              PERIOD
-----------                                  ---------          --------       ---------         --------              ------

Year ended September 30, 1996:
 Deducted from asset accounts:
    Allowance for doubtful accounts          $   818,000      $  (153,000)       $ --          $    32,000 (1)      $   633,000
    Reserves for inventory                     2,316,000        1,104,000          --              886,000 (2)        2,534,000
                                             -----------      -----------       -------        -----------          -----------
          Total                              $ 3,134,000      $   951,000        $ --          $   918,000          $ 3,167,000
                                             ===========      ===========       =======        ===========          ===========
Product Warranty Liability                   $ 1,133,000      $ 2,866,000        $ --          $ 2,511,000 (3)      $ 1,488,000
                                             ===========      ===========       =======        ===========          ===========
Reserve for product returns and
     allowances                              $   763,000      $  (288,000)       $ --          $      --            $   475,000
                                             ===========      ===========       =======        ===========          ===========

Year ended September 30, 1997:
 Deducted from asset accounts:
    Allowance for doubtful accounts          $   633,000      $   204,000        $ --          $    49,000 (1)      $   788,000
    Reserves for inventory                     2,534,000          898,000          --              764,000 (2)        2,668,000
                                             -----------      -----------       -------        -----------          -----------
          Total                              $ 3,167,000      $ 1,102,000        $ --          $   813,000          $ 3,456,000
                                             ===========      ===========       =======        ===========          ===========
Product Warranty Liability                   $ 1,488,000      $ 2,123,000        $ --          $ 2,256,000 (3)      $ 1,355,000
                                             ===========      ===========       =======        ===========          ===========
Reserve for product returns and
     allowances                              $   475,000      $  (288,000)       $ --          $      --            $   187,000
                                             ===========      ===========       =======        ===========          ===========

Year ended September 30, 1998:
 Deducted from asset accounts:
    Allowance for doubtful accounts          $   788,000      $   420,000                      $    12,000 (1)      $ 1,196,000
    Reserves for inventory                     2,668,000        2,354,000          --              799,000 (2)        4,223,000
                                             -----------      -----------       -------        -----------          -----------
          Total                              $ 3,456,000      $ 2,774,000        $ --          $   811,000          $ 5,419,000
                                             ===========      ===========       =======        ===========          ===========
Product Warranty Liability                   $ 1,355,000      $ 3,085,000        $ --          $ 3,508,000 (3)      $   932,000
                                             ===========      ===========       =======        ===========          ===========
Reserve for product returns and
     allowances                              $   187,000      $   190,000        $ --          $      --            $   377,000
                                             ===========      ===========       =======        ===========          ===========

----------

(1) Uncollectible accounts written off, net of recoveries.

(2) Disposals of obsolete inventory.

(3) Warranty costs paid during the year.

                                  EXHIBIT INDEX

EXHIBIT
  NO.
--------

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

              Quad Systems Corporation Employee Stock Purchase Plan, as amended. *10.3

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