Form 10-Q
period 1998-12-31
QUAD SYSTEMS CORP /DE/
filed 1999-02-10
CIK 899823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 1998.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From __________________ to __________________

                         Commission file number 0-21504


                            QUAD SYSTEMS CORPORATION
--------------------------------------------------------------------------------

          DELAWARE                                      23-2180139
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                   2405 MARYLAND ROAD, WILLOW GROVE, PA 19090
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (215) 657-6202
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

At February 5, 1999, 4,414,091 of the registrant's Common Stock $.03 par value were outstanding.

                                      INDEX



PART I. FINANCIAL INFORMATION                                       PAGE NUMBER
-----------------------------                                       -----------

ITEM 1.  Financial Statements

  Condensed Consolidated Balance Sheets at December 31, 1998 (Unaudited)
     and September 30, 1998...................................................3

  Condensed Consolidated Statements of Income (Unaudited)
      for the three months ended December 31, 1998 and 1997...................4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the three months ended December 31, 1998 and 1997...................5

  Notes to Condensed Consolidated Financial Statements.................... ...6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................8


PART II. OTHER INFORMATION
--------------------------

ITEM 6.  Exhibits and Reports on Form 8-K....................................12

Signature....................................................................13

                                 QUAD SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS



                                                                                      DECEMBER 31,     SEPTEMBER 30,
                                                                                         1998              1998
                                                                                      ------------     -------------
                                                                                       (UNAUDITED)
Current assets:
       Cash and cash equivalents                                                        $  5,892          $  2,116
       Accounts receivable, net                                                           12,950            15,003
       Inventory                                                                          17,568            20,518
       Deferred income taxes                                                               3,442             3,886
       Other                                                                                 928             2,343
                                                                                        --------          --------
                 Total current assets                                                     40,780            43,866

Equipment and leasehold improvements
       at cost, less accumulated depreciation of $4,272
       at December 31, 1998 and $4,960 at September 30, 1998                               2,556             3,498
Deferred income taxes                                                                        653               653
Goodwill, net                                                                                411             2,594
Other assets                                                                                 710               365
                                                                                        --------          --------
                                                                                        $ 45,110          $ 50,976
                                                                                        ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
       Line of credit                                                                   $   --            $  8,795
       Accounts payable                                                                    2,332             4,937
       Accrued expenses                                                                    6,303             6,908
       Customer deposits                                                                     305               509
       Current portion of long-term debt                                                     635               634
       Deferred service revenue                                                            1,262             1,220
       Income taxes payable                                                                1,896              --
                                                                                        --------          --------
                 Total current liabilities                                                12,733            23,003

Long-term debt, less current portion                                                       1,602             1,761
                                                                                        --------          --------
                 Total liabilities                                                        14,335            24,764

Stockholders' equity:
       Preferred Stock, par value $.01 per share; authorized shares:
           1,000,000; no shares issued at December 31, 1998 and September 30, 1998          --                --
       Common Stock, par value $.03 per share; authorized shares:
           15,000,000; shares issued: 4,427,999 at December 31, 1998
           and 4,398,706 at September 30, 1998                                               133               132
       Additional paid-in-capital                                                         24,784            24,719
       Retained earnings                                                                   6,037             1,395
       Accumulated other comprehensive income (loss)                                          (3)              142
       Less treasury stock, at cost, 13,908 shares at December 31, 1998
             and September 30, 1998                                                         (176)             (176)
                                                                                        --------          --------
                 Total stockholders' equity                                               30,775            26,212
                                                                                        --------          --------
                                                                                        $ 45,110          $ 50,976
                                                                                        ========          ========


                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                             DECEMBER 31,
                                                        1998            1997
                                                    -----------     -----------

Net sales                                           $    13,742     $    19,649
Cost of products sold                                    10,013          12,605
                                                    -----------     -----------
          Gross profit                                    3,729           7,044

Operating expenses:
     Engineering, research and development                1,081           1,892
     Selling and marketing                                2,606           3,530
     Administrative and general                             840           1,332
                                                    -----------     -----------
                                                          4,527           6,754
                                                    -----------     -----------
          Income (loss) from operations                    (798)            290
Gain on sale of  SMTech, Ltd.                            (8,269)           --
Interest expense (income), net                              (15)            153
                                                    -----------     -----------
Income before income taxes                                7,486             137
Income tax expense                                        2,844              52
                                                    -----------     -----------
Net income                                          $     4,642     $        85
                                                    ===========     ===========

Net income per share:
     Basic                                          $      1.06     $      0.02
     Diluted                                        $      1.05     $      0.02

Weighted average number of shares outstanding:
     Basic                                            4,393,489       4,333,726
     Diluted                                          4,414,923       4,388,825


                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED
                                                                  ------------------------
                                                                        DECEMBER 31,
                                                                    1998           1997
                                                                  --------       ---------
OPERATING ACTIVITIES
Net income                                                        $  4,642       $     85
Adjustments to reconcile net income to net
   cash used in operating activities:
      Depreciation and amortization                                    281            405
      Provision (recovery) for losses on accounts receivable           (90)            73
      Provision for deferred income taxes                              444           --
      Gain on sale of SMTech, Ltd.                                  (5,127)          --
      Loss on sale of equipment                                         14           --
      Changes in operating assets and liabilities, net:
           Accounts receivable                                         471         (1,676)
           Inventory                                                   705         (4,299)
           Other assets                                                876           (155)
           Accounts payable                                         (1,598)         2,431
           Accrued expenses                                         (1,180)           496
           Customer deposits                                          (204)          (195)
           Deferred service revenue                                     42             34
           Income taxes payable                                     (1,353)           (17)
                                                                  --------       --------
Net cash used in operating activities                               (2,077)        (2,818)

INVESTING ACTIVITIES
Proceeds from the sale of SMTech, Ltd.                              14,762           --
Proceeds from the sale of equipment                                     55           --
Purchases of equipment and leasehold improvements                      (77)          (480)
                                                                  --------       --------
Net cash provided by (used in) investing activities                 14,740           (480)

FINANCING ACTIVITIES
Repayments on line of credit                                        (8,795)          --
Proceeds from line of credit                                          --            2,310
Common Stock issued under employee benefit plans                        66            165
Principal payments on long-term debt                                  (158)          (155)
                                                                  --------       --------
Net cash provided by (used in) financing activities                 (8,887)         2,320

                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents                 3,776           (978)
Cash and cash equivalents at beginning of period                     2,116          1,981
                                                                  --------       --------
Cash and cash equivalents at end of period                        $  5,892       $  1,003
                                                                  ========       ========


                            See accompanying notes.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K containing Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements for the fiscal year ended September 30, 1998, together with notes thereto.


NOTE 2 INVENTORY

The components of inventory consist of the following (in thousands):

                            DECEMBER 31,      SEPTEMBER 30,
                               1998              1998
                             -------            -------
Raw materials
                             $ 8,888            $ 9,429
Work in process                2,915              2,917
Finished products              5,765              8,172
                             -------            -------
                             $17,568            $20,518
                             =======            =======


NOTE 3 COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's results of operations, financial position or cash flows. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year statements have been reclassified to conform to the requirements of SFAS No. 130. The components of comprehensive income consist of the following (in thousands):

                                                THREE MONTHS ENDED
                                              -----------------------
                                                    DECEMBER 31,
                                               1998             1997
                                              -------         -------
Net income
                                              $ 4,642         $    85
Foreign currency translation adjustment          (145)            346
                                              -------         -------
Comprehensive income                          $ 4,497         $   431
                                              =======         =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)

NOTE 4 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED
                                              -----------------------------
                                                       DECEMBER 31,
                                                 1998               1997
                                              ----------         ----------
Numerator:
    Net income                                $    4,642         $       85
                                              ==========         ==========

Denominator:
    Denominator for basic earnings per
      share-weighted average shares            4,393,489          4,333,726
    Effect of dilutive securities:
      Employee stock options                      21,434             53,752
      Employee stock purchase  plan                 --                1,347
                                              ----------         ----------
    Dilutive potential Common Stock               21,434             55,099
                                              ----------         ----------
    Denominator for diluted earnings per
      share-weighted average shares            4,414,923          4,388,825
                                              ==========         ==========

    Basic earnings per share                  $     1.06         $     0.02
                                              ==========         ==========
    Diluted earnings per share                $     1.05         $     0.02
                                              ==========         ==========

Weighted average options to purchase 635,357 and 740,891 shares of Common Stock for the three-month periods ended December 31, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.


NOTE 5 SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows (in thousands):

                                                  DECEMBER 31,
                                            ------------------------
                                             1998              1997
                                            -------           ------
Cash paid during the period for:

Interest                                    $    95            $150
                                            =======            ====
Income taxes                                $  --              $ 87
                                            =======            ====

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
                                                       THREE MONTHS ENDED
                                                          December 31,
                                                   -------------------------
                                                    1997               1996
                                                    ----               ----
Net sales                                          100.0%             100.0%
Gross margin                                        27.1               35.8
Engineering, research and development                7.9                9.6
Selling and marketing                               19.0               18.0
Administrative and general                           6.1                6.8
Income (loss) from operations                       (5.8)               1.5
Gain on sale of SMTech, Ltd.                        60.2                 --
Income before income taxes                          54.5                0.7
Net income                                          33.8                0.4

Net sales for the first quarter of fiscal 1999 decreased by $5,907,000, a decrease of 30.1% as compared to the same quarter of the prior year. The following table sets forth certain product lines sales for the periods indicated (in thousands):

                                                       THREE MONTHS ENDED
                                                          December 31,
                                                   -------------------------
                                                    1998              1997
                                                   -------          -------
Assemblers                                         $ 8,258          $11,521
Screen printers                                      1,466            3,285
Reflow ovens                                           772            1,324

The Company believes that the decrease in sales reflects continued worldwide industry softness. Demand for the Company's SMT and APT assembly equipment has decreased as a result of the severe market downturns in the electronics and semiconductor industries, resulting in increased price competition and decreased margins. The sale of SMTech Limited ("SMTech") at the beginning of fiscal 1999 has also had a significant impact on sales of screen printers.

International sales represented approximately 42.0% and 36.5% of net sales for the first quarter of fiscal 1999 and 1998, respectively. International sales to Asia and South America have significantly decreased. The Company believes that the Asian crisis is continuing to cause severe global SMT printed wiring boards ("PWB") assembly plant over-capacity. Used assembly equipment is currently depressing demand for new SMT assemblers sold by the Company. The Company believes that after the existing PWB assembly plant capacity is absorbed, demand for new SMT assembly equipment may strengthen. However, the Company cannot accurately predict when and if this will occur.

Gross margin for the first quarter of 1999 decreased to 27.1% from 35.8% as compared to the same quarter of the prior year and increased from 24.4% in the fourth quarter of fiscal 1998. On a comparative basis, however, gross margin in the first quarter was 29.7%, as adjusted for inventory write-downs and reserves compared to gross margin of 31.2% last quarter, also as adjusted for prior year inventory reserve charges. The Company believes that gross margin continues to be adversely impacted by the weakness in the electronic and semiconductor industries and from additional inventory reserve provisions. The

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Company believes that gross margin could approach the 30% range in the near-term, although there can be no assurance that gross margins will increase.

Engineering, research and development expenses decreased $811,000 or 42.9% for the first quarter of fiscal 1999 over the first quarter of the prior year. The decrease is the result of a combination of workforce reductions, and deferral of certain development efforts as well as the absence of engineering, research and development expenses from SMTech, which the Company sold in the beginning of fiscal 1999. The Company expects that engineering, research and development expenses will increase in the second quarter of fiscal 1999 as the Company funds the development of key products.

Selling and marketing expenses decreased $924,000 or 26.2% for the first quarter of fiscal 1999 over the first quarter of last year primarily as a result of a sales volume decrease of 30.1%. The Company expects that for the second quarter of fiscal 1999 overall selling and marketing expenses as a percentage of sales will remain relatively constant.

Administrative and general expenses decreased $492,000 or 36.9% for the first quarter of fiscal 1999 as compared to the same quarter last year. The decrease is mostly the result of the absence of administrative and general expenses from SMTech, which was sold at the beginning of fiscal 1999 and certain one-time cost savings. The Company expects that administrative and general expenses will increase, as certain one-time cost savings in the first quarter of fiscal 1999 are not expected to repeat in the second quarter.

Based on the above, the Company believes that total operating expenses for the second quarter of fiscal 1999 will increase approximately 15% to 17% from the first quarter expense level, although there can be no assurance that total operating expenses will not increase beyond these levels.

Income taxes of $2,844,000 amounted to an effective tax rate of 38.0% for the first quarter of fiscal 1999 as compared to an effective tax rate of 38.0% in the same quarter of the prior year. Income tax expense for the first quarter of fiscal 1999 differs from the amount that would result from applying the Federal statutory tax rate to pretax income primarily due to permanent differences in taxable income versus book income, partially offset by benefits realized from the Company's foreign sales corporation. The Company expects the effective tax rate to remain in the 38% range for the remainder of the fiscal year.

BACKLOG

As of December 31, 1998, the Company's backlog of orders was $6.9 million, compared to $8.8 million as of September 30, 1998 and $13.4 million as of December 31, 1997. Bookings for the first quarter of fiscal 1999 were $11.8 million as compared to bookings of $21.8 million in the first quarter of fiscal 1998. The following table sets forth certain backlog information by product line for the periods indicated (in millions):

                                       December 31,
                                  1998            1997
                                 ------          ------
      Assemblers                 $  4.2          $  7.3
      Screen printers                .4             1.9
      Reflow ovens                   .4              .6

The sale of SMTech at the beginning of fiscal 1999 has had a significant impact on booking and backlog of screen printers. The remainder of backlog consists of other products such as assembler options, spare parts and QuadCare, a service and support program covering all of the Company's products. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period. Backlog therefore may not necessarily be indicative of future sales.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of December 31, 1998 was approximately $28.0 million, including cash and cash equivalent balances of $5.9 million. At September 30, 1998, the Company had working capital of $20.9 million, including cash and cash equivalent balances of $2.1 million. During the first quarter of fiscal 1999, net cash used in operations amounted to $2.1 million. The cash used in operations was mostly financed by the proceeds from the sale of SMTech. Proceeds from the sale resulted in $14.8 million in cash. The Company used part of these proceeds to repay the outstanding line of credit, which totaled $8.8 million at the end of September 1998.

The Company has a revolving line of credit agreement which permits borrowings up to a maximum of $10,000,000 and bears interest at the bank's base rate of interest or, at the Company's option, the bank's prime rate or LIBOR plus 1.30%, when the outstanding balance is greater than $500,000. This line of credit is secured by a pledge by the Company's English holding company, Quad Systems Holdings Limited, of 65% of the outstanding shares of its two wholly-owned English operating subsidiaries. The Company pays a fee on the unused portion of the line of credit. This credit agreement expires in April 2000. This line of credit also contains various customary operating and reporting covenants and requires maintenance of certain financial ratios. As of December 31, 1998 there were no borrowings under this line of credit.

SALE OF SMTECH LIMITED

During the first quarter of fiscal 1999, the Company sold substantially all of the assets and liabilities of one of its European subsidiaries, SMTech Limited ("SMTech") to Speedline Technologies, Inc. ("Speedline") for $14,800,000 in cash paid at closing, subject to a holdback of $750,000. The Company is liable for various representations and warranties provided to Speedline under this agreement. The Company recorded an after-tax net gain of $5,127,000. In connection with the sale, the Company and Speedline's MPM Corporation division ("MPM") entered into an agreement whereby MPM will supply the Company on an OEM basis with the former SMTech screen printer product line. This agreement provides, among other things, that the Company will purchase a minimum of $7,400,000 of AVX 500 screen printers by December 31, 2000. This agreement, however, is subject to certain provisions that could reduce the minimum commitment required.

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

The Company is in the process of replacing its existing business and accounting system with an enterprise-wide business system that is certified by the supplier to be Year 2000 compliant. Year to date spending on this management information system upgrade has totaled approximately $145,000. Internal staffing costs and re-engineering costs, if any, associated with this system implementation project is being expensed as incurred. In January 1999, the Company successfully converted to the new enterprise resource planning system in the Willow Grove manufacturing facility. Additional Year 2000 expenditures for business and accounting systems replacement are not expected to exceed $150,000. Required Year 2000 readiness changes to business and accounting systems are anticipated to be completed by June 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

The Company's key suppliers are being queried as to their Year 2000 preparedness. Approximately 90% of key suppliers have answered affirmatively as to Year 2000 readiness. Risk assessment for each of the remaining suppliers is ongoing.

In addition, the Company has conducted an evaluation of the operating software used in the Company's products for possible Year 2000 issues. In the single case where this evaluation discovered a Year 2000 deficiency, a project was started to address this deficiency. The cost of this project is not expected to exceed $5,000. The Company does not believe that the operation of recently manufactured equipment sold to customers will be affected by the transition to the Year 2000.

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

FORWARD-LOOKING STATEMENTS

The discussions above regarding the Company's expectations of future sales and bookings, gross margins, operating expenses, Year 2000 compliance and the outlook for the SMT and APT industries include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates for the SMT and APT industries and the intensity of competition, the continuing effects of the Asian and South American economic crisis, the ability to achieve cost reductions in an effort to bring spending in-line with current levels of business activity, product development delays or performance problems or difficulties in penetrating the APT market, difficulties or delays in software functionality and performance, the timing of future software releases, failure to respond adequately either to changes in technology or to customer preferences, the timely resolution of the Year 2000 issue by the Company and its customers and suppliers, failure to successfully defend itself against the patent infringement litigation, foreign exchange rate fluctuations, conversion to the single European currency, risks of nonpayment of accounts receivable or changes in forecasted costs, including unexpected required additional engineering costs.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Reports on Form 8-K

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




                                        QUAD SYSTEMS CORPORATION



Date: February 10, 1999                 By:  /s/ ANTHONY R. DRURY
                                             --------------------------
                                             Anthony R. Drury
                                             Senior Vice President, Finance
                                             and Chief Financial Officer