Form 10-Q
period 1999-03-31
QUAD SYSTEMS CORP /DE/
filed 1999-05-12
CIK 899823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From __________________ to __________________

Commission file number          0-21504


                            QUAD SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      23-2180139
 -------------------------------                   -------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


                   2405 MARYLAND ROAD, WILLOW GROVE, PA 19090
              ----------------------------------------------------
                    (Address of principal executive offices)

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

At May 10, 1999, 4,414,091 of the registrant's Common Stock $.03 par value were outstanding.

                            QUAD SYSTEMS CORPORATION

                                      INDEX



                                                                    PAGE NUMBER
                                                                    -----------
PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets at March 31, 1999 (Unaudited)
        and September 30, 1998..............................................3

     Condensed Consolidated Statements of Operations (Unaudited)
        for the three and six months ended March 31, 1999 and 1998..........4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
        for the three and six months ended March 31, 1999 and 1998..........5


     Notes to Condensed Consolidated Financial Statements...................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................8

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders...............13

ITEM 6.  Exhibits and Reports on Form 8-K..................................13

Signature..................................................................14

                            QUAD SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS


                                                                                         MARCH 31,        SEPTEMBER 30,
                                                                                            1999             1998
                                                                                          --------          --------
                                                                                        (UNAUDITED)
Current assets:
         Cash and cash equivalents                                                        $  5,572          $  2,116
         Accounts receivable, net                                                           10,415            15,003
         Inventory                                                                          18,560            20,518
         Deferred income taxes                                                                   0             3,886
         Other                                                                               1,870             2,343
                                                                                          --------          --------
                   Total current assets                                                     36,417            43,866

Equipment and leasehold improvements
         at cost, less accumulated depreciation of $3,346
         at March 31, 1999 and $4,960 at September 30, 1998                                  2,435             3,498
Deferred income taxes                                                                            0               653
Goodwill, net                                                                                    0             2,594
Other assets                                                                                    40               365
                                                                                          --------          --------
                                                                                          $ 38,892          $ 50,976
                                                                                          ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
         Line of credit                                                                   $    125          $  8,795
         Accounts payable                                                                    3,568             4,937
         Accrued expenses                                                                    6,198             6,908
         Customer deposits                                                                     198               509
         Current portion of long-term debt                                                     635               634
         Deferred service revenue                                                            1,259             1,220
         Income taxes payable                                                                1,358                 0
                                                                                          --------          --------
                   Total current liabilities                                                13,341            23,003

Long-term debt, less current portion                                                         1,444             1,761
                                                                                          --------          --------
                   Total liabilities                                                        14,785            24,764

Stockholders' equity:
         Preferred Stock, par value $.01 per share; authorized shares:
             1,000,000; no shares issued at March 31, 1999 and September 30, 1998                0                 0
         Common Stock, par value $.03 per share; authorized shares:
             15,000,000; shares issued: 4,427,999 at March 31, 1999
             and 4,398,706 at September 30, 1998                                               133               132
         Additional paid-in capital                                                         24,784            24,719
         Retained earnings (accumulated deficit)                                              (763)            1,395
         Accumulated other comprehensive income                                                129               142
         Less treasury stock, at cost, 13,908 shares at March 31, 1999
               and September 30, 1998                                                         (176)             (176)
                                                                                          --------          --------
                   Total  stockholders' equity                                              24,107            26,212
                                                                                          --------          --------
                                                                                          $ 38,892          $ 50,976
                                                                                          ========          ========


                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  --------------------------     -------------------------
                                                            MARCH 31,                     MARCH 31,
                                                      1999           1998           1999            1998
                                                      ----           ----           ----            ----


Net sales                                          $  9,388        $ 21,909       $ 23,130       $  41,558
Cost of products sold                                 7,504          15,038         17,517          27,643
                                                  ---------       ---------      ---------       ---------
          Gross profit                                1,884           6,871          5,613          13,915

Operating expenses:
     Engineering, research and development            1,354           1,850          2,435           3,742
     Selling and marketing                            2,275           4,015          4,881           7,545
     Administrative and general                       1,403           2,636          2,243           3,968
                                                  ---------       ---------      ---------       ---------
                                                      5,032           8,501          9,559          15,255
                                                  ---------       ---------      ---------       ---------
      Loss from operations                           (3,148)         (1,630)        (3,946)         (1,340)

Gain on sale of  SMTech, Ltd.                             0               0          8,375            --
Interest income (expense), net                           36            (179)            51            (332)
                                                  ---------       ---------      ---------       ---------
Income (loss) before income taxes                    (3,112)         (1,809)         4,480          (1,672)
Income tax expense (benefit)                          3,688            (525)         6,638            (473)
                                                  ---------       ---------      ---------       ---------
Net loss                                          ($  6,800)      ($  1,284)     ($  2,158)      ($  1,199)
                                                  =========       =========      =========       =========

Net loss per share:
     Basic                                        ($   1.54)      ($   0.29)     ($   0.49)      ($   0.28)
     Diluted                                      ($   1.54)      ($   0.29)     ($   0.49)      ($   0.28)

Weighted average number of shares outstanding:
     Basic                                        4,414,091       4,354,794      4,403,790       4,344,518
     Diluted                                      4,414,091       4,354,794      4,403,790       4,344,518



                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                       --------------------------------
                                                                                    MARCH 31,
                                                                             1999                1998
                                                                           --------          --------
OPERATING ACTIVITIES
Net loss                                                                   ($ 2,158)         ($ 1,199)
Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                                            916               862
       Provision for (recovery from) losses on accounts receivable             (173)              153
       Provision for (benefit from) deferred income taxes                     4,539              (413)
       Gain on sale of SMTech, Ltd.                                          (5,127)                0
       Loss on sale of equipment                                                 23                 0
       Changes in operating assets and liabilities, net:
            Accounts receivable                                               3,819              (863)
            Inventory                                                          (287)           (2,864)
            Other assets                                                        720              (412)
            Accounts payable                                                   (362)            3,034
            Accrued expenses                                                 (1,285)            1,054
            Customer deposits                                                  (311)             (171)
            Deferred service revenue                                             39               212
            Income taxes payable                                             (1,891)             (188)
                                                                           --------          --------
Net cash used in operating activities                                        (1,538)             (795)

INVESTING ACTIVITIES
Proceeds from the sale of SMTech, Ltd.                                       14,050                 0
Proceeds from the sale of equipment                                              93                 0
Purchases of equipment and leasehold improvements                              (229)             (761)
                                                                           --------          --------
Net cash provided by (used in) investing activities                          13,914              (761)

FINANCING ACTIVITIES
Repayments on line of credit                                                 (8,670)                0
Proceeds from line of credit                                                      0             1,980
Common Stock issued under employee benefit plans                                 66               166
Principal payments on long-term debt                                           (316)             (312)
                                                                           --------          --------
Net cash provided by (used in) financing activities                          (8,920)            1,834

                                                                           --------          --------
Net increase in cash and cash equivalents                                     3,456               278
Cash and cash equivalents at beginning of period                              2,116             1,981
                                                                           --------          --------
Cash and cash equivalents at end of period                                 $  5,572          $  2,259
                                                                           ========          ========

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K containing Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements for the fiscal year ended September 30, 1998, together with notes thereto.

NOTE 2 INVENTORY

The components of inventory consist of the following (in thousands):

                             MARCH 31,      SEPTEMBER 30,
                               1999              1998
                             -------            -------
Raw materials
                             $ 9,289            $ 9,429
Work in process                3,612              2,917
Finished products              5,659              8,172
                             -------            -------
                             $18,560            $20,518
                             =======            =======

NOTE 3 COMPREHENSIVE INCOME

The components of comprehensive income consist of the following (in thousands):

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                           --------------------       ----------------------
                                                  MARCH 31,                   MARCH 31,
                                             1999        1998            1999         1998
                                             ----        ----            ----         ----
Net income                                 ($6,800)     ($1,284)       ($2,158)     ($1,199)
Foreign currency translation adjustment        132           56            (13)         402
                                           -------      -------        -------      -------
Comprehensive income                       ($6,668)     ($1,228)       ($2,171)     ($  797)
                                           =======      =======        =======      =======

                            QUAD SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)


NOTE 4 LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                                    THREE MONTHS ENDED                         SIX MONTHS ENDED
                                             --------------------------------          --------------------------------
                                                          MARCH 31,                                MARCH 31,
                                                 1999                 1998                 1999                 1998
                                                 ----                 ----                 ----                 ----

Numerator:
  Net loss                                   ($    6,800)         ($    1,284)         ($    2,158)         ($    1,199)
                                             ===========          ===========          ===========          ===========

Denominator:
  Denominator for basic loss
      per share-weighted average shares        4,414,091            4,354,794            4,403,790            4,344,518
  Effect of dilutive securities:
      Employee stock options                           0                    0                    0                    0
      Employee stock purchase plan                     0                    0                    0                    0
                                             -----------          -----------          -----------          -----------
  Dilutive potential Common Stock                      0                    0                    0                    0
  Denominator for diluted loss
      per share-weighted average shares        4,414,091            4,354,794            4,403,790            4,344,518
                                             ===========          ===========          ===========          ===========

  Basic earnings loss per share              ($     1.54)         ($     0.29)         ($     0.49)         ($     0.28)
                                             ===========          ===========          ===========          ===========
  Diluted earnings loss per share            ($     1.54)         ($     0.29)         ($     0.49)         ($     0.28)
                                             ===========          ===========          ===========          ===========



     The effect of dilutive securities for the periods indicated above were not included in the computation of diluted loss per share because they were antidilutive.


NOTE 5 SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

     The following are supplemental disclosures to the statements of cash flows (in thousands):


                                                         MARCH 31,
                                                 ------------------------
                                                    1999         1998
                                                    ----         ----

Schedule of noncash activity:
     Equipment acquired under capital lease         $  0         $ 80
                                                    ====         ====

Cash paid during the period for:
     Interest                                       $140         $337
                                                    ====         ====
     Income taxes                                   $  0         $144
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

                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                            MARCH 31,                       MARCH 31,
                                    ------------------------         ----------------------
                                     1999            1998             1999           1998
                                     ----            ----             ----           ----
Net sales                            100.0%          100.0%          100.0%          100.0%
Gross margin                          20.1            31.4            24.3            33.5
Engineering, research and             14.4             8.4            10.5             9.0
development
Selling and marketing                 24.2            18.3            21.1            18.2
Administrative and general            14.9            12.0             9.7             9.5
Loss from operations                 (33.5)           (7.4)          (17.1)           (3.2)
Gain on sale of SMTech, Ltd.           --              --             36.2              --
Income (loss) before                 (33.1)           (8.3)           19.4            (4.0)
income taxes
Net loss                             (72.4)           (5.9)           (9.3)           (2.9)



Net sales of $9,388,000 and $23,130,000 for the second quarter and first six months of fiscal 1999 decreased $12,521,000 and $18,428,000, or 57.2% and 44.3%, compared to the second quarter and first six months of fiscal 1998, respectively. The following table sets forth certain product lines sales for the periods indicated (in thousands):

                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                            MARCH 31,                       MARCH 31,
                                    ------------------------         ----------------------
                                     1999            1998             1999           1998
                                     ----            ----             ----           ----
Assemblers                          $ 4,786         $13,656         $15,693         $25,177
Screen printers                       1,183           3,123           2,649           6,411
Reflow ovens                            864           1,075           1,636           2,399



The Company believes that the decrease in sales reflects the continuing economic slump in the global surface mount technology ("SMT") industry. The company believes that demand for the Company's SMT assembly equipment has decreased as a result of severe market downturns in the electronics industry, resulting in increased price competition and decreased margins. The sale of SMTech Limited ("SMTech") at the beginning of fiscal 1999 has also had a significant adverse impact on sales of screen printers, although the company realized a substantial gain on the sale.

International sales represented approximately 38.3% and 34.3% of net sales for the second quarter of fiscal 1999 and 1998, respectively, and 40.5% and 35.3% of net sales for the first six months of fiscal 1999 and 1998, respectively. Sales into Europe decreased significantly, further contributing to the overall sales decrease. Previously, throughout the SMT industry slowdown, sales in Europe had remained stable.

The Company had an agreement with Samsung Aerospace Industries, Ltd. for the sale and distribution of the QSA-30 Series of assemblers, which terminated in March 1999. For the Company to be able to continue to sell and distribute products similar to the QSA-30 Series, the Company, in May 1999, signed a non-binding letter of intent with Mirae Corporation ("Mirae") to become the exclusive private label distributor of Mirae SMT assemblers throughout North America and Europe. The Company intends to continue to service its QSA-30 Series customer base. The Company expects to conduct negotiations with Mirae during the third quarter of

                            QUAD SYSTEMS CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

fiscal 1999. There can be no assurance, however, that the Company will successfully negotiate a definitive agreement acceptable to the Company.

Gross margin for the second quarter of fiscal 1999 decreased to 20.1% from 31.4% and to 24.3 % from 33.5% when comparing the three and six months periods ended March 31, 1999 to March 31, 1998. Gross margin was adversely affected by inventory reserves for product obsolescence totaling $550,000 in the second quarter of fiscal 1999. Excluding special inventory reserve charges, gross margin for the second quarter and first six months of fiscal 1999 was 25.9% and 28.2%, respectively. Gross margin for the second quarter and first six months of fiscal 1998 was approximately 35.9%, excluding a $1.0 million inventory reserve charge. The Company believes that gross margins continue to be adversely impacted by the downturn in the electronics industry.

Engineering, research and development expenses decreased $496,000 or 26.8% and $1,307,000 or 34.9% for the second quarter and first six months of fiscal 1999, respectively, compared to the same periods of the prior fiscal year. The decreases reflect a combination of workforce reductions and deferral of certain development efforts, as well as the absence of engineering, research and development expenses from SMTech. The Company sold SMTech in the beginning of fiscal 1999. Engineering, research and development expenses increased $273,000 or 25.3% for the second quarter compared to the first quarter of fiscal 1999 as the Company continues to fund the development of key products. The Company expects that engineering, research and development expenses will increase in the third and fourth quarters of fiscal 1999 as the Company increases funding for the further development of key products.

Selling and marketing expenses decreased $1,740,000 or 43.1% and $2,664,000 or 35.3% for the second quarter and first six months of fiscal 1999, respectively, compared to the same periods last year, primarily as a result of a sales volume decreases of 57.2% and 44.3%, respectively and from the absence of selling and marketing expenses from SMTech.

Administrative and general expenses decreased $1,233,000 or 46.8% and $1,725,000 or 43.5% for the second quarter and first six months of fiscal 1999, respectively, compared to the same periods last year. The decrease is mostly due to the absence of one-time costs incurred in fiscal 1998, including $1.0 million for a paid-up license of patented technology from MPM Corporation and severance costs of $322,000 related to the departure of the Company's former president in March 1998 and other reductions in the workforce. During the second quarter of fiscal 1999, the Company wrote off goodwill of $411,000, as management believes the carrying value of this asset is not recoverable. The decrease in expenses also reflects the absence of administrative and general expenses from SMTech.

Income tax expense of $3,688,000 and $6,638,000 for the second quarter and first six months of fiscal 1999 includes a valuation allowance of $4,095,000 recorded against the Company's deferred income tax assets. Realization of these assets have become uncertain due to losses incurred in fiscal 1999. This expense was offset by an income tax benefit representing the maximum amount of carry back allowed under Federal tax laws. Any carry forward of net operating losses will not be recorded until the Company believes that it is more likely than not that the deferred tax asset will be realized. As a result, the Company does not expect to incur any additional tax expense or benefit for the remainder of the fiscal year.

                            QUAD SYSTEMS CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

BACKLOG

As of March 31, 1999, the Company's backlog of orders was $6,173,000, compared to $8,784,000 as of September 30, 1998 and $10,894,000 as of March 31, 1998.
Bookings for the second quarter of fiscal 1999 were $8,682,000, as compared to bookings of $11,837,000 in the first quarter of fiscal 1999 and $17,561,000 in the fourth quarter of fiscal 1998. The Company continues to experience soft bookings as a result of the SMT industry downturn. The following table sets forth certain backlog information by product line for the periods indicated (in thousands):

                                         March 31,
                                  1999               1998
                                  ----               ----
      Assemblers                 $3,205             $4,737
      Screen printers               605              2,254
      Reflow ovens                  389                657

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of March 31, 1999 was $23,076,000, including cash balances of approximately $5,572,000. At September 30, 1998, the Company had working capital of $20,863,000, including cash balances of $2,116,000. During the first six months of fiscal 1999, net cash used in operations amounted to $1,538,000. The cash used in operations was mostly financed by the proceeds from the sale of SMTech. Proceeds to date from the sale has amounted to $14,050,000. The Company used part of these proceeds to repay its outstanding line of credit, which totaled $8,795,000 at the end of September 1998.

The Company has a revolving line of credit agreement which permits borrowings up to a maximum of $10,000,000 and bears interest at the bank's base rate of interest or, at the Company's option, the bank's prime rate or LIBOR plus 1.30%, when the outstanding balance is greater than $500,000. This line of credit is secured by a pledge by the Company's English holding company, Quad Systems Holdings Limited, of 65% of the outstanding shares of its two wholly-owned English subsidiaries. One of these subsidiaries, since the sale of SMTech, no longer represents a significant asset. The Company pays a fee on the unused portion of the line of credit. This credit agreement expires in April 2000. This line of credit also contains various customary operating and reporting covenants and requires maintenance of certain financial ratios. As of March 31, 1999, borrowings under this line of credit were $125,000. During the third quarter of fiscal 1999, the Company intends to renegotiate with the bank its current revolving line of credit agreement. The Company anticipates that all borrowings under the line of credit will be secured by all or certain assets of the Company.

Although the Company believes that it may continue to incur losses in future quarters, as a result of the industry downturn, which will negatively impact its liquidity position, the Company believes that existing cash balances and borrowing capacity should be sufficient to provide adequate financing for the next year.

                            QUAD SYSTEMS CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

SALE OF SMTECH LIMITED

During the first quarter of fiscal 1999, the Company sold substantially all of the assets and liabilities of one of its English subsidiaries, SMTech Limited ("SMTech") to Speedline Technologies, Inc. ("Speedline") for $14,800,000 in cash paid at closing, subject to a holdback of $750,000. The Company is liable for various representations and warranties provided to Speedline under this agreement. The Company recorded an after-tax net gain of $5,127,000. In connection with the sale, the Company and Speedline's MPM Corporation division ("MPM") entered into an agreement whereby MPM has agreed to supply the Company on an OEM basis with the former SMTech screen printer product line. This agreement provides, among other things, that the Company will purchase a minimum of $7,400,000 of AVX 500 screen printers by December 31, 2000. This agreement, however, is subject to certain provisions that could reduce the minimum commitment required.

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

In January 1999, the Company successfully replaced its existing business and accounting system in the Willow Grove manufacturing facility with an enterprise-wide business system that is certified by the supplier to be Year 2000 compliant. Year to date spending on this management information system upgrade has totaled approximately $145,000. Internal staffing costs and re-engineering costs, if any, associated with this system implementation project are being expensed as incurred. Additional Year 2000 expenditures for business and accounting systems replacement are not expected to exceed $150,000. Required Year 2000 readiness changes to business and accounting systems are anticipated to be completed by June 1999.

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

                            QUAD SYSTEMS CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS

The discussions above regarding the Company's expectations of future sales and bookings, gross margins, operating expenses, finalizing a distributorship agreement with Mirae, renegotiations of the current revolving line of credit agreement, Year 2000 compliance and the outlook for the SMT and APT industries include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates for the SMT and APT industries and the intensity of competition, the continuing effects of the Asian and South American economic crisis, the ability to achieve cost reductions in an effort to bring spending in-line with current levels of business activity, product development delays or performance problems or difficulties in penetrating the APT market, difficulties or delays in software functionality and performance, the timing of future software releases, failure to respond adequately either to changes in technology or to customer preferences, failure to complete negotiations with Mirae or negotiating terms not as favorable to the Company as currently expected, product development delays or performance problems of Mirae SMT assemblers, failure to negotiate a renewal of the revolving line of credit agreement or negotiate terms not as favorable to the Company as currently expected, the timely resolution of the Year 2000 issue by the Company and its customers and suppliers, failure to successfully defend itself against the patent infringement litigation, foreign exchange rate fluctuations, conversion to the single European currency, risks of nonpayment of accounts receivable or changes in forecasted costs, including unexpected required additional engineering costs.

                            QUAD SYSTEMS CORPORATION

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

        On March 9, 1999, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders voted upon the following matter:

        1.  Election of four directors.

        In the election of directors, the holders of Common Stock voted as follows:

              NAME                      VOTES FOR         VOTES WITHHELD
              ----                      ---------         --------------
       Vahram V. Erdekian               4,171,270             141,417
       Robert P. Pinkas                 4,187,835             124,852
       Lorin J. Randall                 4,175,770             136,917
       David H. Young                   4,192,335             120,352

     2. Proposed increase in the number of shares issuable under the Company's Employee Stock Purchase Plan.

         In the proposed increase in shares, the holders of Common Stock voted as follows:

            FOR                     AGAINST            WITHHELD AUTHORITY
            ---                     -------            ------------------
         4,051,795                  220,517                  40,375

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




                                          QUAD SYSTEMS CORPORATION



Date: May 12, 1999                  By:   /s/ ANTHONY R. DRURY
                                       ----------------------------------
                                          Anthony R. Drury
                                          Senior Vice President, Finance
                                          and Chief Financial Officer