Form 10-Q
period 1999-06-30
QUAD SYSTEMS CORP /DE/
filed 1999-08-06
CIK 899823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 1999

                                       or

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes __X__      No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 4, 1999, 4,444,072 of the registrant's Common Stock $.03 par value were outstanding.

                                      INDEX



PART I. FINANCIAL INFORMATION                                   PAGE NUMBER
-----------------------------                                   -----------


Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets at June 30, 1999 (Unaudited)
          and September 30, 1998...........................................3

  Condensed Consolidated Statements of Operations (Unaudited)
          for the three and nine months ended June 30, 1999 and 1998.......4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the nine months ended June 30, 1999 and 1998.................5

  Notes to Condensed Consolidated Financial Statements.....................6


Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.............................9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................15

Signature.................................................................16

                                  QUAD SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS


                                                                                      JUNE 30,        SEPTEMBER 30,
                                                                                        1999              1998
                                                                                        ----              ----
                                                                                     (UNAUDITED)
Current assets:
       Cash and cash equivalents                                                      $  5,654         $  2,116
       Accounts receivable, net                                                         10,064           15,003
       Inventory                                                                        17,327           20,518
       Deferred income taxes                                                              --              3,886
       Other                                                                             1,649            2,343
                                                                                      --------         --------
                 Total current assets                                                   34,694           43,866

Equipment and leasehold improvements
       at cost, less accumulated depreciation of $3,553
       at June 30, 1999 and $4,960 at September 30, 1998                                 2,650            3,498
Deferred income taxes                                                                     --                653
Goodwill, net                                                                             --              2,594
Other assets                                                                                17              365
                                                                                      --------         --------
                                                                                      $ 37,361         $ 50,976
                                                                                      ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Line of credit                                                                 $  1,625         $  8,795
       Accounts payable                                                                  3,037            4,937
       Accrued expenses                                                                  5,531            6,908
       Customer deposits                                                                   198              509
       Current portion of long-term debt                                                   635              634
       Deferred service revenue                                                          1,233            1,220
       Income taxes payable                                                              2,303             --
                                                                                      --------         --------
                 Total current liabilities                                              14,562           23,003

Long-term debt, less current portion                                                     1,285            1,761
                                                                                      --------         --------
                 Total liabilities                                                      15,847           24,764

Stockholders' equity:
       Preferred Stock, par value $.01 per share; authorized shares:
           1,000,000; no shares issued at June 30, 1999 and September 30, 1998            --               --
       Common Stock, par value $.03 per share; authorized shares:
           15,000,000; shares issued: 4,457,980 at June 30, 1999
           and 4,398,706 at September 30, 1998                                             134              132
       Additional paid-in capital                                                       24,829           24,719
       Retained earnings (accumulated deficit)                                          (3,196)           1,395
       Accumulated other comprehensive income (loss)                                       (77)             142
       Less treasury stock, at cost, 13,908 shares                                        (176)            (176)
                                                                                      --------         --------
                 Total  stockholders' equity                                            21,514           26,212
                                                                                      --------         --------
                                                                                      $ 37,361         $ 50,976
                                                                                      ========         ========

                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    -------------------------------       --------------------------------
                                                              JUNE 30,                              JUNE 30,
                                                        1999              1998               1999              1998
                                                        ----              ----               ----              ----

Net sales                                           $    10,283       $    17,606       $    33,413       $    59,164
Cost of products sold                                     8,203            12,617            25,720            40,260
                                                    -----------       -----------       -----------       -----------
          Gross profit                                    2,080             4,989             7,693            18,904

Operating expenses:
     Engineering, research and development                1,247             1,830             3,682             5,572
     Selling and marketing                                2,118             3,614             6,999            11,159
     Administrative and general                           1,195             1,292             3,438             5,260
                                                    -----------       -----------       -----------       -----------
                                                          4,560             6,736            14,119            21,991
                                                    -----------       -----------       -----------       -----------
      Loss from operations                               (2,480)           (1,747)           (6,426)           (3,087)

Gain on sale of  SMTech, Ltd.                              --                --               8,375              --
Interest income (expense), net                               47              (159)               98              (491)
                                                    -----------       -----------       -----------       -----------
Income (loss) before income taxes                        (2,433)           (1,906)            2,047            (3,578)
Income tax expense (benefit)                               --                (511)            6,638              (984)
                                                    -----------       -----------       -----------       -----------
Net loss                                            $    (2,433)      $    (1,395)      $    (4,591)      $    (2,594)
                                                    ===========       ===========       ===========       ===========

Net loss per share:
     Basic                                          $     (0.55)      $     (0.32)      $     (1.04)      $     (0.60)
     Diluted                                        $     (0.55)      $     (0.32)      $     (1.04)      $     (0.60)

Weighted average number of shares outstanding:
     Basic                                            4,423,975         4,364,706         4,417,108         4,357,856
     Diluted                                          4,423,975         4,364,706         4,417,108         4,357,856




                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                        ----------------------
                                                                                JUNE 30,
                                                                          1999           1998
                                                                          ----           ----
OPERATING ACTIVITIES
Net loss                                                               $ (4,591)      $ (2,594)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                       1,181          1,042
      Provision for (recovery from) losses on accounts receivable          (130)           171
      Provision for (benefit from) deferred income taxes                  4,539           (283)
      Gain on sale of SMTech, Ltd.                                       (5,127)          --
      Changes in operating assets and liabilities, net:
           Accounts receivable                                            4,131          1,008
           Inventory                                                        946         (4,051)
           Other assets                                                     778           (221)
           Accounts payable                                                (893)         3,422
           Accrued expenses                                              (1,952)           134
           Customer deposits                                               (311)          (219)
           Deferred service revenue                                          13            255
           Income taxes payable                                            (946)          (872)
                                                                       --------       --------
Net cash used in operating activities                                    (2,362)        (2,208)

INVESTING ACTIVITIES
Proceeds from the sale of SMTech, Ltd.                                   14,050           --
Proceeds from the sale of equipment                                         122           --
Purchases of equipment and leasehold improvements                          (739)        (1,093)
                                                                       --------       --------
Net cash provided by (used in) investing activities                      13,433         (1,093)

FINANCING ACTIVITIES
Repayments on line of credit                                             (7,170)          --
Proceeds from line of credit                                               --            3,280
Common Stock issued under employee benefit plans                            112            266
Principal payments on long-term debt                                       (475)          (471)
                                                                       --------       --------
Net cash provided by (used in) financing activities                      (7,533)         3,075

                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents                      3,538           (226)
Cash and cash equivalents at beginning of period                          2,116          1,981
                                                                       --------       --------
Cash and cash equivalents at end of period                             $  5,654       $  1,755
                                                                       ========       ========



                            See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed financial statements present the consolidated financial position, results of operations and cash flows of Quad Systems Corporation and its wholly owned subsidiaries (the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

For ease of presentation, the Company has indicated its quarterly financial reporting periods as ending on the last day of December, March, June and September, whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September, with quarterly period ends that may be different than the above-indicated reporting dates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.

This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K containing Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements for the fiscal year ended September 30, 1998, together with notes thereto.

NOTE 2 INVENTORY

The components of inventory consist of the following (in thousands):


                             JUNE 30,        SEPTEMBER 30,
                               1999               1998
                             -------            -------

Raw materials                $ 9,691            $ 9,429
Work in process                2,594              2,917
Finished products              5,042              8,172
                             -------            -------
                             $17,327            $20,518
                             =======            =======

NOTE 3 COMPREHENSIVE INCOME OR (LOSS)

The components of comprehensive loss consist of the following (in thousands):


                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                           --------------------       ----------------------
                                                  JUNE 30,                   JUNE 30,
                                             1999        1998            1999         1998
                                             ----        ----            ----         ----
Net income                                 $(2,433)     $(1,395)       $(4,591)     ($2,594)
Foreign currency translation adjustment       (206)         188           (219)         214
                                           -------      -------        -------      -------
Comprehensive income                       $(2,639)     $(1,583)       $(4,810)     $(2,380)
                                           =======      =======        =======      =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)

NOTE 4 EARNINGS PER SHARE

For the three- and nine-month periods ended June 30, 1999 and 1998, the Company reported net losses. For these periods, the effect of stock options and the Company's employee stock purchase plan has been excluded from the sharebase used to compute diluted loss per share, as the effect would be antidilutive.

NOTE 5 INCOME TAXES

The Company did not record an income tax benefit in the third quarter of fiscal 1999 since any benefit that could have been realized would have to be recorded as a deferred tax asset. A deferred tax asset will be offset by a one hundred percent valuation allowance in fiscal 1999, as the Company believes that the realization of the deferred tax asset is uncertain. Income tax expense of $6,638,000 for the first nine months of fiscal 1999 includes a valuation allowance of $4,095,000 recorded against the Company's deferred income tax assets. The Company does not expect to incur any additional tax expense or benefit for the remainder of the fiscal year.

NOTE 6 SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows (in thousands):


                                                       JUNE 30,
                                                 -------------------
                                                   1999         1998
                                                   ----         ----

Schedule of noncash activity:
     Equipment acquired under capital lease      $    --         $ 80
                                                 =======         ====

Cash paid (received) during the period for:
     Interest                                    $   207         $337
                                                 =======         ====
     Income taxes paid (received)                $(1,038)        $144
                                                 =======         ====


NOTE 7 SALE OF SMTECH LIMITED

During the first quarter of fiscal 1999, the Company sold substantially all of the assets and liabilities of one of its U.K. subsidiaries, SMTech Limited ("SMTech") to Speedline Technologies, Inc. ("Speedline") for $14,800,000 in cash paid at closing, subject to a holdback of $750,000. The Company is liable for various representations and warranties provided to Speedline under this agreement. The Company recorded an after-tax net gain of $5,127,000. In connection with the sale, the Company and MPM Corporation ("MPM"), a Speedline division entered into an agreement whereby MPM has agreed to supply the Company on an OEM basis with the former SMTech screen printer product line. This agreement provides, among other things, that the Company will purchase a minimum of $7,400,000 of AVX 500 screen printers by December 31, 2000. The Company is currently in negotiations with MPM to reduce the current $7.4 million minimum purchase commitment. There can be no assurance, however, that the Company will be successful in doing so.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)

NOTE 8 DISTRIBUTORSHIP AGREEMENT

In June 1999, the Company reached an agreement with Mirae Corporation ("Mirae") appointing the Company as Mirae's exclusive private label distributor of Mirae SMT placement systems throughout North and South America and Europe. The systems consist of a series of seven high-speed SMT assembler models that are designed to meet a wide variety of production requirements. The distribution agreement between the Company and Mirae provides for an initial term of three years in length, with options to extend the length of the term.

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

                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                        JUNE 30,                         JUNE 30,
                                  -------------------            ---------------------
                                  1999          1998             1999             1998
                                  ----          ----             ----             ----
Net sales                         100.0%         100.0%          100.0%           100.0%
Gross margin                      20.2            28.3            23.0             32.0
Engineering, research and         12.1            10.4            11.0              9.4
development
Selling and marketing             20.6            20.5            20.9             18.9
Administrative and general        11.6             7.3            10.3              8.8
Loss from operations             (24.1)           (9.9)          (19.2)            (5.2)
Gain on sale of SMTech, Ltd.       --              --             25.1              --
Income (loss) before income      (23.7)          (10.8)            6.1             (6.0)
taxes
Net loss                         (23.7)           (7.9)          (13.7)            (4.4)



Net sales of $10,283,000 and $33,413,000 for the third quarter and first nine months of fiscal 1999 decreased $7,323,000 and $25,751,000, or 41.6% and 43.5%, compared to the same periods of fiscal 1998, respectively. The following table sets forth sales of certain product lines for the periods indicated (in thousands):

                       THREE MONTHS ENDED              NINE MONTHS ENDED
                            JUNE 30,                        JUNE 30,
                       ------------------           -----------------------
                       1999        1998             1999             1998
                       ----        ----             ----             ----
Assemblers            $5,092       $9,358          $18,136          $34,535
Screen printers          940        4,019            3,589           10,430
Reflow ovens             420        1,036            2,056            3,435

The Company believes that the decrease in sales reflects the continuing economic slump in the global surface mount technology ("SMT") industry. The Company believes that demand for the Company's SMT assembly equipment has decreased as a result of severe market downturns in the electronics industry, resulting in increased price competition and decreased margins. The sale of SMTech at the beginning of fiscal 1999 has also had a significant adverse impact on sales of screen printers, although the Company realized a substantial gain on the sale.

Net sales in the third quarter increased $895,000 or 9.5%, as compared to the second quarter of fiscal 1999. The increase resulted primarily from increased sales of assembler accessories and spare parts. The Company believes that this improvement in sales of assembler accessories and spare parts is a positive indication that the SMT industry might begin to improve, although there can be no assurance that net sales of assemblers will increase.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

International sales represented approximately 55.2% and 42.8% of net sales for the third quarter of fiscal 1999 and 1998, respectively, and 45.0% and 37.5% of net sales for the first nine months of fiscal 1999 and 1998, respectively. International sales increased 17.0% in the third quarter of fiscal 1999 compared to the same period last year, excluding international sales by SMTech, while domestic sales decreased 53.4% in the third quarter of fiscal 1999 as compared to the same period last year. The significant decrease in domestic sales has caused international sales as a percentage of total net sales to increase significantly.

Prior to March 1999, the Company had an agreement (the "QSA-30 Agreement") with Samsung Aerospace Industries, Ltd. ("Samsung") for the sale and distribution of the QSA-30 Series of assemblers. In March 1999, Samsung notified Quad, in connection with the expiration of the first "supply term" under the QSA-30 Agreement, that Samsung no longer would be manufacturing the QSA-30 Series, which constituted a termination of the QSA-30 Agreement. Notwithstanding Samsung's ceasing production of the QSA-30, the Company intends to continue to service its existing QSA-30 Series customer base.

To replace the QSA-30 Series in the Company's product line with products with similar functionality, the Company, in June 1999, signed a distribution agreement with Mirae to become the exclusive private label distributor of Mirae SMT assemblers throughout North and South America and Europe. The Company expects to begin shipping its first Mirae products, the Meridian Series, during the first quarter of fiscal 2000. Moreover, the Company believes that it has an adequate supply of the QSA-30 Series to meet its customers' needs for the fourth quarter of fiscal 1999. However, a long disruption in the supply of the Meridian Series, or products similar to it, would adversely affect the ability of the Company to meet its customers needs' and could have a significant adverse affect on net sales.

The Meridian Series is a new product line currently in development by Mirae, which is a new equipment supplier for the SMT industry. As a result, there can be no assurance that Mirae will successfully complete development of the Meridian Series for shipment by Quad in the first quarter of fiscal 2000 or that the Meridian Series will meet expected performance levels, that the Company will be successful in marketing and selling this new product line or that there will be positive marketplace acceptance of and response to the Meridian Series. In addition, there can be no assurance that the Mirae products will provide an adequate replacement to the QSA-30 Series

Gross margin decreased to 20.2% from 28.3% and to 23.0% from 32.0%, compared to the third quarter and nine months of fiscal 1999 to 1998, respectively. The Company believes that gross margin will continue to be adversely impacted by competitive pricing pressures, continued overcapacity within the SMT industry and an excess supply of new SMT equipment available in the market. Gross margin for the first nine months of fiscal 1999 and 1998 was also adversely affected by additional inventory reserves for product obsolescence totaling $750,000 and $1,100,000, respectively. Excluding these additional inventory reserve charges in both periods, gross margin was 25.3% and 33.8% for the first nine months of fiscal 1999 and 1998, respectively.

Engineering, research and development expenses decreased $583,000 or 31.9% and $1,890,000 or 33.9% for the third quarter and first nine months of fiscal 1999, respectively, compared to the same periods of the prior year. The decreases reflect a combination of workforce reductions and deferral of certain development efforts, as well as the absence of engineering, research and development expenses from SMTech, which the Company sold in the beginning of fiscal 1999. The Company expects that engineering, research and development expenses will begin to increase in the fourth quarter of fiscal 1999 as the Company increases funding for the further development of key products.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Selling and marketing expenses decreased $1,496,000 or 41.4% and $4,160,000 or 37.3% for the third quarter and first nine months of fiscal 1999, respectively, compared to the same periods last year. The decrease is primarily as a result of sales volume decreases of 41.6% and 43.5%, respectively, and from the absence of selling and marketing expenses from SMTech.

Administrative and general expenses decreased $97,000 or 7.5% and $1,822,000 or 34.6% for the third quarter and first nine months of fiscal 1999, respectively, compared to the same periods last year. For the first nine months of fiscal 1999, administrative and general expenses decreased mostly due to the absence of one-time costs incurred in fiscal 1998, including $1.0 million for a paid-up license of patented technology from MPM Corporation and severance costs of $322,000 related to reductions in the workforce. The decrease in these expenses was somewhat offset by the write off of goodwill of $411,000 recorded in the second quarter of fiscal 1999, as management believes the carrying value of this asset is not recoverable. The decrease in these expenses also reflects the absence of administrative and general expenses from SMTech.

The Company did not record an income tax benefit in the third quarter of fiscal 1999 since any benefit that could have been realized would have to be recorded as a deferred tax asset. A deferred tax asset will be offset by a one hundred percent valuation allowance in fiscal 1999, as the Company believes that the realization of the deferred tax asset is uncertain. Income tax expense of $6,638,000 for the first nine months of fiscal 1999 includes a valuation allowance of $4,095,000 recorded against the Company's deferred income tax assets. The Company does not expect to incur any additional tax expense or benefit for the remainder of the fiscal year.

BACKLOG

As of June 30, 1999, the Company's backlog of orders was $5,547,000, compared to $8,784,000 as of September 30, 1998 and $7,344,000 as of June 30, 1998. Bookings
for the third quarter of fiscal 1999 were $9,657,000 as compared to bookings of $8,682,000 in the second quarter of fiscal 1999 and $11,837,000 in the first quarter of fiscal 1999. The following table sets forth certain backlog information by product line for the periods indicated (in thousands):


                                       JUNE 30,
                                  1999          1998
                                  ----          ----
      Assemblers                 $3,002        $3,508
      Screen printers               351         1,263
      Reflow ovens                   61           154


The sale of SMTech at the beginning of fiscal 1999 has resulted in a significant decrease in bookings and backlog of screen printers. The remainder of backlog consists of other products such as assembler accessories, spare parts and QuadCare, a service and support program covering all of the Company's products. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period. Backlog therefore may not necessarily be indicative of future sales.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of June 30, 1999 was $20,132,000, including cash balances of $5,654,000. At September 30, 1998, the Company had working capital of $20,863,000, including cash balances of $2,116,000. The cash used in operations was mostly financed by the proceeds from the sale of SMTech. Proceeds to date from the sale have amounted to $14,050,000. The Company used part of these proceeds to repay its outstanding line of credit, which totaled $8,795,000 at the end of September 1998.

The Company has a revolving line of credit agreement that permits borrowings up to a maximum of $10,000,000 and bears interest at the bank's base rate of interest or, at the Company's option, the bank's prime rate or LIBOR plus 1.30%, when the outstanding balance is greater than $500,000. This line of credit is secured by a pledge by the Company's English holding company, Quad Systems Holdings Limited, of 65% of the outstanding shares of its two wholly-owned English subsidiaries. One of these subsidiaries, since the sale of SMTech, no longer represents a significant asset. The Company pays a fee on the unused portion of the line of credit. This credit agreement expires in April 2000. This line of credit also contains various customary operating and reporting covenants and requires maintenance of certain financial ratios. As of June 30, 1999, the Company was in default of the minimum tangible net worth covenant but has since obtained a waiver from the bank. As of June 30, 1999, borrowings under this line of credit were $1,625,000. During the fourth quarter of fiscal 1999, the Company intends to renegotiate its current revolving line of credit agreement, such negotiations to be completed prior to the expiration of the existing facility. The Company expects that all borrowings under the line of credit will be secured by all or certain assets of the Company.

Although the Company believes that it may continue to incur losses in future quarters, as a result of the industry downturn, which will negatively impact its liquidity position, the Company believes that existing cash balances and borrowing capacity should be sufficient to provide adequate financing for the next year.

DISTRIBUTORSHIP AGREEMENT

In June 1999, the Company reached an agreement with Mirae Corporation ("Mirae") appointing the Company as Mirae's exclusive private label distributor of Mirae SMT placement systems throughout North and South America and Europe. The systems, called the Meridian Series, consist of a series of seven high-speed SMT assembler models that are designed to meet a wide variety of production requirements. The distribution agreement between the Company and Mirae provides for an initial term of three years in length, with options to extend the length of the term.

SALE OF SMTECH LIMITED

During the first quarter of fiscal 1999, the Company sold substantially all of the assets and liabilities of one of its U.K. subsidiaries, SMTech to Speedline for $14,800,000 in cash paid at closing, subject to a holdback of $750,000. The Company is liable for various representations and warranties provided to Speedline under this agreement. The Company recorded an after-tax net gain of $5,127,000. In connection with the sale, the Company and Speedline's MPM division entered into an agreement whereby MPM has agreed to supply the Company on an OEM basis with the former SMTech screen printer product line. This agreement provides, among other things, that the Company will purchase a minimum of $7,400,000 of AVX 500 screen printers by December 31, 2000. The Company is currently in negotiations with MPM to reduce the current minimum purchase commitment. There can be no assurance, however, that the Company will be successful in doing so.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

COMPONENT FEEDER SUPPLY AGREEMENT

Under a long-term supply agreement with the Company, Samsung is the Company's sole supplier of component tape feeders, which are used in conjunction with the Company's SMT assembler products. The supply contract is to run for a six-year period and deliveries under the contract commenced in fiscal 1998. The Company has notified Samsung of Samsung's non-compliance with certain supply obligations under the agreement. Samsung has denied the allegations of non-compliance and disputes the Company's position on these issues. The parties have entered into discussions in an attempt to come to a mutually acceptable resolution to this matter, although there can be no assurance that such discussions will be settled without arbitration. A disruption of the supply of component tape feeders could adversely affect the ability of the Company to meet its customer's needs. If Samsung were to stop supplying the Company with component tape feeders, the Company has the right to resume manufacturing and use alternative suppliers. The Company maintains an inventory of component tape feeders that it believes will sustain the business during such a transition, if any.

In addition to the component feeder supply agreement, the Company and Samsung have been involved in other product development programs. The parties are currently in disagreement with respect to several issues regarding these programs as well, the resolution of which remains uncertain.

YEAR 2000

The Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial, informational, and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and detailed plans are in place for the required systems modifications or replacements. Progress against these plans is monitored and reported to management and to the Audit Committee of the Board of Directors on a periodic basis.

In January 1999, the Company successfully replaced its existing business and accounting system in the Willow Grove manufacturing facility with an enterprise-wide business system that is certified by the supplier to be Year 2000 compliant. Year-to-date spending on this management information system upgrade has totaled approximately $145,000. Internal staffing costs and re-engineering costs, if any, associated with this system implementation project are being expensed as incurred. Required Year 2000 readiness changes to the business and accounting systems at the Willow Grove headquarters were completed in June 1999. The Company believes that this business unit is now fully Y2K compliant. Additional Year 2000 expenditures for all other business and accounting systems are not expected to exceed $150,000.

The Company's key suppliers have been queried as to their Year 2000 preparedness. Approximately 99% of key suppliers have answered affirmatively as to Year 2000 readiness. Risk assessment for each of the remaining suppliers is ongoing. In addition, the Company has conducted an evaluation of the operating software used in the Company's products for possible Year 2000 issues. In the single case where this evaluation discovered a Year 2000 deficiency, a project has been started to address this deficiency. The cost of this project is not expected to exceed $5,000. The Company does not believe that the operation of recently manufactured equipment sold to customers will be affected by the transition to the Year 2000.

Accordingly, the Company does not currently anticipate any material disruption in its business operations as a consequence of the Year 2000 issue.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures will be expanded to include specific procedures for potential Year 2000 issues. Contingency plans to protect the business from Year 2000-related interruptions have been developed. These plans are anticipated to be completed by August 1999 and will include, for example, development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels.

FORWARD-LOOKING STATEMENTS

The discussions above regarding the Company's expectations of future sales and bookings, gross margins, operating expenses, the success of a distribution arrangement with Mirae, renegotiating the supply agreement with Speedline, renegotiations of the current revolving line of credit agreement, Year 2000 compliance and the outlook for the SMT and APT industries include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates for the SMT and APT industries and the intensity of competition, failure to negotiate a renewal of the revolving line of credit agreement or negotiate terms not as favorable to the Company as currently expected, marketplace acceptance of and response to the new Mirae product line, product development delays, performance problems or the ability to meet expected performance levels of Mirae SMT assemblers, success in marketing and selling the new Meridian Series, timing of future product releases, product development delays or performance problems or difficulties in penetrating the APT market, difficulties or delays in software functionality and performance, the timing of future software releases, failure to respond adequately either to changes in technology or to customer preferences, failures in the source of supply for tape feeders, assemblers or screen printers manufactured by a third party, the timely resolution of the Year 2000 issue by the Company and its customers and suppliers, failure to successfully defend itself against the patent infringement litigation, foreign exchange rate fluctuations, risks of nonpayment of accounts receivable or changes in forecasted costs, including unexpected required additional engineering costs.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

            10.1 Distributorship agreement dated June 1, 1999 between the
                 Company and Mirae Corporation relating to the distribution of SMT assemblers (portions redacted pursuant to application to SEC for confidential treatment).

        (b)  Reports on Form 8-K


               The Company did not file any reports on Form 8-K during the period covered by this report.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     QUAD SYSTEMS CORPORATION



Date: August 6, 1999                 By:   /s/ ANTHONY R. DRURY
                                        ---------------------------------
                                           Anthony R. Drury
                                           Senior Vice President, Finance
                                           and Chief Financial Officer