Form 10-K
period 1999-09-30
QUAD SYSTEMS CORP /DE/
filed 2000-01-11
CIK 899823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                         Commission file number 0-21504


                            QUAD SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                               23-2180139
          ----------------------------               ----------------------
          (State or other jurisdiction                 (I. R. S. Employer
        of incorporation or organization)             Identification Number)


     2405 MARYLAND ROAD, WILLOW GROVE, PENNSYLVANIA               19090
     ----------------------------------------------               -----
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (215)  657-6202

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.03 PAR VALUE
          SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,900,000.*

As of December 31, 1999, 4,474,060 shares of common stock, $.03 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III- Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1999 Annual Meeting of Stockholders, to be filed no later than 120 days after the end the Registrant's fiscal year covered by this report.


----------
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

The principal business of Quad Systems Corporation (the "Company" or "Quad") is the distribution, marketing, design, manufacture and support of surface mount technology ("SMT") equipment used in the assembly of printed circuit wiring boards. Quad sells and distributes SMT assembly equipment primarily in low to medium volume production environments. The Company's SMT assembly equipment conveys and positions printed circuit wiring boards in preparation for the precision placement of a broad range of electronic components. In conjunction with the Company's primary business of selling SMT assembly equipment, the Company also markets screen printers, reflow ovens and certain other peripherals such as component feeders, matrix tray handlers, material handling conveyors and machine vision systems.

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

The Company sells its SMT equipment as separate, individual units as well as in turnkey systems incorporating the major elements of a SMT production line: namely, a screen printer, an assembly system, a reflow oven and material handling conveyors. The Company's turnkey systems are sold under the name "QuadLineTM". The Company purchases and resells from third party manufacturers several components of the Company's turnkey systems. The Company distributes and sells its Meridian Series of products, under a distribution agreement with Mirae Corporation, a Korean SMT equipment manufacturer. The Company purchases and resells its screen printers from Speedline Technologies, Inc., to whom the Company sold in fiscal 1999 substantially all of the assets and liabilities of one of its European subsidiaries that manufactured such screen printers. Finally, the Company purchases its material handling conveyors and certain of its peripherals from third party sources. The remainder of the Company's assembly systems, along with its reflow ovens, are designed and manufactured by the Company. From time to time, the Company evaluates the products it manufactures and those produced by third parties to determine whether the mix of products to be produced and directly offered by the Company and those to be offered by the Company from third party sources should be changed. As further described herein, the Company is currently involved in disputes with the supplier of its screen printers, Speedline Technologies, Inc., and the supplier of its component tape feeders, Samsung Aerospace Industries, which could adversely affect the supply of both products.

In addition to its SMT business, the Company designs, manufactures, markets and supports advanced packaging technology ("APT") equipment used in processes such as "chip on board", "flip chip" and "chip scale package" assembly. The Company has entered into the APT market segment to a small extent only, and APT therefore is not yet a significant portion of the Company's business and there can be no assurance that the Company will ever be able to generate substantial APT sales. APT combines semiconductor assembly processes and SMT assembly processes with a wide range of substrate materials to produce products that are significantly smaller, faster and lighter than previously possible. APT is an enabling technology that the Company believes is becoming increasingly more cost-effective compared against competing technologies. The Company also believes that the APT marketplace is continuing to evolve and customer requirements are not yet fully defined. While the APT processes described above are not exhaustive, they include what the Company believes are some of the most commercially feasible processes currently being utilized. The Company's current APT product offering meets certain of the APT market's application requirements. The Company's products do not seek to address all currently identified needs for the APT marketplace. The Company is continuing to develop and market additional features for its APS-1 assembler, seeking to meet targeted needs of this evolving market. There can be no assurance that the Company will be successful in doing so. Additionally, new technologies and competitive models may be introduced in the future that might cause the Company's current APT product offerings to become obsolete.

As described above, at the beginning of the Company's 1999 fiscal year, the Company sold substantially all of the assets and liabilities of one of its European subsidiaries, SMTech Limited ("SMTech"), to Speedline Technologies, Inc. ("Speedline") for $14.8 million in cash, subject to a holdback of $750,000. This holdback is payable to the Company once all disagreements and potential litigation identified by Speedline and communicated to the Company are resolved. SMTech's principal business was the manufacture and sale of screen printers used in the Company's turnkey systems, which also were sold separately. The Company is liable for various representations and warranties provided to Speedline under this agreement and is liable for certain indemnification obligations with respect to the intellectual property transferred to Speedline. In connection with the sale, Quad and Speedline's MPM Corporation division ("MPM") entered into an agreement under which MPM will supply Quad on an OEM basis with the former SMTech screen printer product line. See Note 6 to the Consolidated Financial Statements for further information relating to the sale of the net assets of SMTech.

The Company was incorporated in Pennsylvania in 1980 and changed its state of incorporation to Delaware in 1987.

PRODUCTS AND SERVICES

The Company offers various SMT and APT process equipment and related services for the electronics manufacturing market. The products offered by the Company are sold both as part of a turnkey system marketed by the Company under the "QuadLineTM" name and are sold separately. Most of the Company's currently marketed SMT and APT equipment is compatible with the Company's current and prior software and component handling sub-systems. The Company attempts to provide suitable upgrade paths for its products.

Primary Surface Mount Assembly Equipment


----------------------------------------------------------------------------------------------------
                                                                                        FISCAL YEAR
        PRODUCT                      CAPABILITIES                     MARKET FOCUS      INTRODUCED
----------------------------------------------------------------------------------------------------
Quad Meridian         Limited range of fine pitch capability       High volume             1999
1010/1010P Series     Chip shooter placement rates of up to        SMT assembly
                      28,000 components per hour (CPH)             market
----------------------------------------------------------------------------------------------------
Quad Meridian         Limited range of large and fine pitch        Medium volume           1999
1020/1020P Series     capability Chip shooter                      SMT assembly
                      Placement rates of up to 15,000 CPH          market
----------------------------------------------------------------------------------------------------
Quad Meridian         Limited range of fine pitch capability       Low                     1999
1030/1030P Series     Chip shooter placement rates of up to        volume/high job
                      11,000 CPH                                   mix SMT
                                                                   assembly market
----------------------------------------------------------------------------------------------------
Quad Meridian         Specialized range assembler and tray         Memory modules          1999
1050M                 handler
                      Placement rates of up to 8,000 CPH
----------------------------------------------------------------------------------------------------
QSA-30  Series        Limited range of fine pitch capability       Medium volume           1997
                       "QuadAlign" component centering             SMT assembly
                      Placement rates of up to 13,300 CPH          market
----------------------------------------------------------------------------------------------------
QSV-1  (part of the   Full range fine pitch capability             Medium volume           1997
"Q" Series)           "QuadAlign" component centering              SMT assembly
                      Placement rates of up to 7,000 CPH           market
----------------------------------------------------------------------------------------------------
QSP-2 (part of the    Full range of fine pitch capability          Medium volume           1994
"Q" Series)           "QuadAlign" component centering              SMT assembly
                      Placement rates of up to 14,000 CPH          market
----------------------------------------------------------------------------------------------------


* See note below on the QSA-30.

"MERIDIAN" SERIES OF PRODUCTS

The Company distributes the Meridian Series of products under a three year purchase and distribution agreement with Mirae Corporation ("Mirae"), a Korean SMT equipment manufacturer. Under the terms of the distribution agreement, executed in June 1999, Mirae appointed the Company as Mirae's exclusive private label distributor of Mirae's SMT placement systems throughout North and South America and Europe. The distribution agreement provides for an initial term of three years, with options to extend the term. This new product line is called the Quad "Meridian Series" and initially is to consist of seven fully compatible high-speed SMT assembler models designed to meet a wide variety of production requirements. The new assemblers have the potential to help manufacturers achieve increased return on investment by providing high quality and productivity for the production of PWB's, low setup and operating costs, effective line optimization and operation monitoring tools.

The Company intends to use products from the Meridian Series to replace the QSA-30 machine, to supplement the Company's current "Q" Series and "C" Series of products and to help gain entry into the high volume production SMT placement market. During the first quarter of fiscal 2000, the Company commenced shipping Meridian Series of products to beta sites for customer evaluation. The Company believes that during the second half of fiscal 2000 Meridian Series product sales will represent a major portion of the Company's total sales. Attainment of this goal will be a critical factor towards improving the Company's financial position. There can be no assurance, however, that this goal will be attained or that the Company will be successful marketing and selling the Meridian Series of products.

The Meridian Series is a recently developed and previously unmarketed product line, with several models in final stages of development. There can be no assurance that the products will achieve market acceptance or penetration. In addition, there can be no assurance that the Meridian Series will achieve the required customer satisfaction or satisfactorily meet applicable reliability standards and criteria.

1010/1010P
The Meridian Series 1010 and 1010P are designed for use in high volume environments where throughput is the primary concern. The modular head on the Meridian Series 1010 is designed for chip and small IC type component placements. The Meridian Series 1010P has a precision head that allows the user to extend the component range to include large and fine pitch component placements.

1020/1020P
The Meridian Series 1020 and 1020P are designed for use in medium volume environments where both accuracy and throughput are concerns. The modular head on the Meridian Series 1020 is designed for chip and small IC type component placements. The Meridian Series 1020P also has a precision head that allows the user to extend the component range to include large and fine pitch component placements.

1030/1030P
The Meridian Series 1030 and 1030P are designed for use in low volume/high job mix environments where overall placement system cost is the primary concern. The modular head on the Meridian Series 1030 is designed for chip and small IC type component placements. The Meridian Series 1030P also has a precision head that allows the user to extend the component range to include large and fine pitch component placements.

1050M
The Meridian 1050M is designed for the assembly of memory modules. It incorporates two important innovations: a high capacity matrix tray handler and a programmable nozzle pitch that allow the 1050M to sustain high rates of tray packaged component placement.

"Q" SERIES OF PRODUCTS

The "Q" Series were designed and manufactured by the Company and consist of multi-functional SMT assemblers offering a range of throughput rates, precision and capabilities. "Q" Series assemblers share several common technologies, including Quad's patented QuadAlign technology, a component processing alignment system that allows the assembler to process fine pitch components "on-the-fly," the P4 (Pick-Pick-Place-Place) head and QSOFT(TM), Quad's proprietary software for electronic assembly machine programming and operation. QSOFT enables assemblers of the "Q" Series to be combined more efficiently than otherwise would be the case, to form higher capacity production lines. In addition, all standard Quad component feeder systems and accessories are compatible with the "Q" Series assemblers and can be used in combination with the Company's docking feeder carts. All "Q" Series models share Quad's proprietary IQ (TM) feeder setup verification technology. The Company believes that this technology increases machine utilization and yield. Approximately 44% of the Company's fiscal year 1999 net sales were attributable to sales of the "Q" Series, including accessories.

QSP-2
The QSP-2 is a medium-speed multi-functional "Q" Series SMT assembler with fine pitch capabilities. The QSP-2 was introduced in February 1994 and was the first "Q" Series production assembler to utilize QuadAlign. The ability of the QSP-2 to place a large range of components at high throughput rates provides flexibility in production line balancing, allowing easier optimization of production. The QSP-2 is designed for applications with placement rates, depending upon customer applications, of up to 14,000 CPH.

QSV-1
The QSV-1 is a low to medium volume multi-functional "Q" Series SMT assembler with fine pitch capabilities. The QSV-1 was introduced in June 1996 and is designed for applications with placement rates, depending upon customer application, of up to 7,000 CPH.

QSX-1
The QSX-1 is a medium-speed "Q" Series SMT assembler that is capable of placing ultra-fine-pitch components onto very large PWBs. This precision assembly system combines an advanced mechanical platform and direct linear drive motor system with the common QSOFT, QuadAlign and P4 head technologies. The QSX-1 was designed for use in full-production fine-pitch IC placement applications. The Company began full production and shipments of the QSX-1 during the fourth fiscal quarter of 1996.

QSA-30 Series
The QSA-30 Series were medium volume SMT assemblers, developed in partnership with and purchased from Samsung. The QSA-30, QSA-30A and QSA-30V models utilize QuadAlign, Quad tape feeders and docking feeder carts. The QSA-30 Series is designed for applications with placement rates, depending upon customer applications, of up to 13,300 components per hour, while placing components ranging in size from very small passive components to fine pitch components. In March 1999, the supply agreement with Samsung under which the Company purchased the QSA-30 units from Samsung terminated. The Company expects to fill the market serviced by the QSA-30 products from the Company's new Meridian Series.

APS-1
The APS-1 (Advanced Packaging System) is a "Q" Series assembler designed to address the evolving requirements of both the advanced SMT and APT markets. The APS-1, introduced in fiscal 1997, is designed to place semiconductor die, including flip chip on a variety of substrates, in addition to placing a broad range of SMT components, at throughput rates of up to 5,000 CPH, depending upon customer applications. The APS-1 has been designed to be flexible, with optional modular sub-systems to meet a variety of customer applications. Options currently available include Wafer Presentation Systems, a Die Inverter, an Automatic Wafer Transfer System, a Dip Fluxer and a variety of Waffle Pack Holders.

The Company's APT products meet certain of the APT current market application requirements. The Company's products do not address the needs for all APT processes in the marketplace. The Company is continuing to develop and market additional features for its APS-1 assembler, to meet targeted needs the Company has identified for this evolving market. There can be no assurance that the Company will be successful in doing so. Additionally, new technologies and competitive models may be introduced in the future which might cause the Company's current APT product offerings to become obsolete. The Company continually attempts to improve its products to expand and increase the application of its products, although there can be no assurance the Company will be successful.

"C" SERIES OF PRODUCTS

The "C" Series are modular, low to mid-range assembly systems, which can be configured with a wide variety of accessories designed to meet the specific processing requirements of Quad's customers. The "C" Series also incorporates QuadAlign. Components placed by the "C" Series range from very small passive components, to multi-leaded, fine pitch component parts with lead spacing down to 15 mils. All of the Company's standard accessories and QuadVu TM vision systems are available as options for the "C" Series. Approximately 8% of the Company's fiscal 1999 net sales were attributable to sales of the current "C" Series and its predecessors, including accessories. The "C" Series includes the IvcMk2 which is currently nearing the end of its product life.

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

SCREEN PRINTERS

The Company sells screen printers manufactured by Speedline Technologies, Inc. ("Speedline"), under the agreement described below. The VMP (TM) Series and AVX 500 (TM) models are screen printers that offer high precision and repeatable application of solder paste onto PWBs. The models range from entry level through fully automated in-line full-size 29" screen printers.

In conjunction with the sale of substantially all of the assets and business of its U.K. subsidiary SMTech to Speedline, as discussed above, (See Note 6 to the Consolidated Financial Statements for further information relating to the sale of SMTech), the Company entered into a supply agreement dated September 30, 1998 with Speedline for the purchase and resale of the former SMTech line of screen printers (the "Printer Supply Agreement"). The terms of the Printer Supply Agreement includes minimum purchase requirements for one specific printer, the AVX 500, and fixed pricing for all products, subject to periodic renegotiations by the parties.

Within the first six months of commencement of the Printer Supply Agreement, Speedline adjusted its selling prices on the Speedline equivalent of the AVX 500 to its customers to levels approximately equal to the fixed pricing paid for the printer by the Company under the Printer Supply Agreement. This action forced the Company to lower its selling prices of the AVX 500 to levels that resulted in marginal income and occasional losses to the Company in order to compete with Speedline. As a result, during the first supply term ending November 1999, the Company had purchased only 17 units of the minimum purchase requirement of 40 units. The Company is currently negotiating a reduction in the minimum purchase requirements on account of the pricing policies established by Speedline. There can be no assurance, however, that the Company will be successful in obtaining relief from the minimum purchase requirements.

Approximately 10% of the Company's fiscal year 1999 net sales were attributable to sales of screen printers. Consequently, a disruption of the supply of screen printers from Speedline could adversely affect the ability of the Company to meet its customers' needs and could adversely affect the sale of the Company's other products. If Speedline were to stop supplying Quad with screen printers, the Company has the right to use alternative suppliers. The Company believes that there are other suitable screen printer products that can be obtained from other screen printer manufacturers.

REFLOW OVENS

The Company also sells convection dominant reflow ovens manufactured by its wholly-owned subsidiary Quad Europe Limited ("QEL"). QEL, located in High Wycombe, England, was acquired by the Company in 1993. Oven features include a passive pre-heat section and an integrated thermal profiling system. Based on a modular frame design, Quad's convection reflow ovens are available in several models. Approximately 6% of the Company's fiscal year 1999 net sales were attributable to sales of reflow ovens, which was the same as last year.

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

QUADLINE

The Company provides its customers with the major elements of turnkey SMT production lines, under the name "QuadLine," a service that integrates a full line of assembly equipment. The Company believes that offering the major elements of a turnkey production line system complements the Company's primary business of selling surface mount assemblers. The Company also believes that QuadLine enhances the Company's overall market position by providing customers with a sole source of responsibility and service for, and increased compatibility among, the equipment in customers' assembly production lines. During fiscal year 1999, the Company's sales of such systems accounted for approximately 29% of net sales.

PERIPHERALS AND SERVICE

Component Feeders and Accessories

The Company sells, both in conjunction with its assembler products and on a stand-alone basis to its customers, a variety of tape, vibratory and waffle tray feeders. In June 1996, the Company licensed its then current tape feeder technology to Samsung Aerospace Technologies, Ltd. ("Samsung") and, in conjunction with such license, the Company entered into a long-term tape feeder supply agreement with Samsung, under which Samsung became the Company's sole supplier of electronic component tape feeders (the "Feeder Supply Agreement"). The Feeder Supply Agreement carries a six-year term with minimum purchase requirements and revised product pricing established every two years during the term of the agreement. Deliveries under the Feeder Supply Agreement commenced in fiscal year 1997, with the first two years of the six year supply period ending approximately the middle of June 2000. The Company's electronic tape feeders are available in 8mm, 12mm, 16mm, 24mm, 32mm, 44mm and other special formats and are compatible with all Quad assembly systems, although certain of the Meridian Series of products work at their optimal performance level in conjunction with a modified tape feeder product currently manufactured by and obtained from Samsung. In addition, the Company offers docking feeder carts that can be loaded with tape feeders off-line and rapidly rolled into place to prepare the assembler to populate a new PWB. This feature can greatly reduce the time involved in changing over the assembler from assembling one PWB to another.

During the spring of 1999, the Company notified Samsung of Samsung's non-compliance with certain quantity and quality requirements in its supply of tape feeders under the Feeder Supply Agreement. As required under the terms of the Feeder Supply Agreement, the Company supplied Samsung in late summer 1999 with its good faith requirements of the tape feeders for years three and four of the six year supply term. In late November, 1999, Samsung notified the Company of Samsung's disagreement with the Company's good faith purchase requirements and threatened to terminate the agreement and declare the Company in breach. The Company disputes Samsung's claims of non-compliance with the Feeder Supply Agreement and believes it has adequate defenses to such claims.

A disruption of the supply of component tape feeders, whether through a termination of the Feeder Supply Agreement or otherwise, could adversely affect the ability of the Company to meet its customers' needs and therefore, could adversely affect the Company's revenues and earnings. If Samsung were to stop supplying Quad with component tape feeders, Quad has the right under the tape feeder supply agreement to resume manufacturing or use alternative suppliers. The Company believes it has sufficient access to alternative sources of component tape feeders to meet its needs should any disruption in supply from Samsung occur, although there can be no assurance that such alternate sources will be available or will be sufficient to meet the Company's requirements.

The Company's MT-20 waffle tray handler can present up to twenty different waffle trays to the assembler and is compatible with most of the Company's assemblers. The Company's vibratory feeders are compatible with all of its assembly systems.

QuadCareTM

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

MANUFACTURING

The Company's current principal manufacturing activities consist of sub-assembly, final assembly and testing of the Company's SMT and APT assembly products in Willow Grove, Pennsylvania, and of reflow ovens in High Wycombe, England. Virtually all of the Company's PWBs, machine parts, component tape feeders and some of the Company's sub-assemblies are manufactured by third parties. Logistical and sourcing assistance, technical training for testing and debugging and quality assurance coordination is provided to the Company's subcontractors on an ongoing basis as a method of seeking to ensure quality and low-cost production.

The Company believes it is advantageous to use multiple sources for PWBs, fabricated parts and other essential components and generally, with the exception of tape feeders, screen printers and Meridian Series products, attempts to maintain more than one qualified vendor for the manufacture of each fabricated part used in production of the Company's products. Certain parts, however, currently are available from or have been subcontracted out to only one source. The Company purchases components from suppliers pursuant to standard purchase orders. Should the Company experience interruptions in any of these supplies, or increases in costs of essential components, production delays or cost increases could result, which would have a materially adverse effect on the Company's business. On occasion, the Company has experienced delays due to supply shortages, but such delays have not had a material adverse effect on the Company.

Prior to the start of fiscal 1999, the Company manufactured a majority of its SMT assembler products and all of its screen printers. On account of the termination of the agreement with Samsung for the supply of the QSA-30 assembler and the delays associated with the development with Samsung of the QSA-60 and the need for a new line of assembler products to supplement the Company's then current assembler line, the Company entered into a three year distribution agreement with Mirae for the purchase and sale of the Company's new Meridian line of assemblers.

The Company provides its customers with a one-year warranty on parts and labor on all new products, whether manufactured by the Company or purchased from third party suppliers.

SALES AND MARKETING

The Company markets its products and services in North America through a combination of a direct sales force, regional sales managers and manufacturers' representatives. At the end of fiscal year 1999, the Company employed 24 people in sales and marketing, including 10 in direct sales and 19 manufacturers' representative firms in North America. In addition to the sales and service personnel located at the Company's headquarters in Willow Grove, Pennsylvania, the Company has sales or service personnel at 34 other locations in North America.

Outside of North America, the Company has a direct sales force in the United Kingdom and has sales representative arrangements with firms located in Brazil, Argentina, Mexico, India, Indonesia, Taiwan, Korea, Singapore (also covering Malaysia and Thailand), Hong Kong, China, Japan, Philippines, Australia, New Zealand, Turkey, Egypt, Israel and in several Western European countries, other than the U.K.

Sales to customers outside of the United States represented approximately 45%, 39% and 44% of net sales in fiscal year 1999, 1998 and 1997, respectively. The Company derives its international sales from Quad Europe Limited, one of its wholly-owned foreign operating subsidiaries in the United Kingdom, that both manufactures and sells product, as well as from international sales shipped from its U.S. operations. Prior to October, 1998, the Company also manufactured and sold product through its European subsidiary SMTech. Substantially all of the assets and liabilities of SMTech were sold to Speedline in October 1998.

The increase in the Company's international sales as a percentage of total sales (international sales decreased approximately $9 million in fiscal year 1999) is primarily the result of significant decreases in the Company's U.S. domestic sales rather than due to an increase in international sales. For financial information on the Company's foreign operations and the sale of SMTech, see Notes 6 and 11 to the Consolidated Financial Statements included herein.

BACKLOG

Backlog of orders as of September 30, 1999, totaled $4.3 million compared to $8.8 million as of September 30, 1998. The following table sets forth certain backlog information by product line for the periods indicated (in thousands):

                              YEAR ENDED
                             SEPTEMBER 30,
                          -----------------
                          1999          1998
                          ----          ----
Assemblers              $1,572         $5,519
Screen printers            127          1,103
Reflow ovens               215            240

The remainder of backlog consists of other products. The Company expects to ship all backlog orders outstanding at September 30, 1999 during fiscal year 2000. Due to increased competition and over overcapacity within the SMT industry, orders are being completed within a shorter timeframe. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period. Therefore, backlog may not necessarily be indicative of future sales.

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

Engineering, research and development is currently conducted at the Company's headquarters in Willow Grove, Pennsylvania and at QEL's headquarters in High Wycombe, England. Engineering, research and development expenses for fiscal 1999, 1998 and 1997 were approximately $4.9 million, $7.5 million and $6.8 million, respectively. This represented approximately 10.8%, 10.0% and 8.3% of net sales, for fiscal year 1999, 1998 and 1997, respectively.

In regards to the Meridian Series of products, the Company provided significant resources to Mirae related to the development of the Meridian Series. Significant and ongoing engineering, research and development expense have been utilized in the final preparation of the Meridian Series of products and its introduction to the market. The Company anticipates significant expenses will be generated for the duration of the distribution agreement with Mirae, as sales derived from the Meridian Series of products are anticipated to be a significant portion of the Company's overall future sales.

COMPETITION

The markets in which the Company competes are characterized by intense competition, rapid technological and product changes, changing market requirements and significant expenditures for product and market development. The Company has a number of present and potential competitors in its markets, many of whom have more diverse product lines and greater financial, marketing and other resources than the Company. The Company's principal domestic competitors are Amistar Corp., BTU International, Inc., Conceptronic, Inc., Contact Systems, Inc., Heller Industries, Kulicke & Soffa Industries, Inc., Speedline (MPM Corporation), MRSI, Palomar Products, Inc., Universal Instruments, Inc. and Vitronics Corp. The Company's principal foreign competitors are DEK Printing Machines, Inc., Fuji Heavy Machinery Company, Ltd., Hitachi, Juki Automation Systems, Mydata Automation, Inc., Panasonic Factory Automation Division of Matsushita Electric Corporation of America, Phillips SMD Technology, Inc., Toshiba Corp., Samsung Aerospace, Sanyo High Technology Co., Ltd., Shinkawa Ltd., Siemens Factory Automation Inc., and The Zevatech Group.

With the introduction of the Company's Meridian Series and the offering of a high speed assembler products (Meridian 1010), the Company expects to enter into the high speed SMT market, which therefore will represent an additional customer base. Because the Company is new to the high speed SMT market, the Company is faced with the challenge of entering into this market with new and untested products. There can be no assurance that the Company will be able to compete effectively or efficiently in these new markets and against these new competitors.

The Company believes that the principal competitive factors in the segments of the SMT and APT assembly markets in which it competes and it expects to compete are accuracy, reliability, speed, ease of use, service and support, throughput, price, flexibility, enabling technology and the ability to meet demand in a timely manner. The Company believes that it addresses these issues through its emphasis on quality control and investments in product development and customer responsiveness.

PATENTS AND LICENSES

The Company holds four United States patents and expects to apply for additional patents for protection of technology under development by the Company, although there can be no assurance that any such patents will be issued or will be sufficient to protect the Company's competitive position. One of the Company's patents, which was granted in 1996, covers the Company's non-contact component alignment sub-systems (known as QuadAlign), used in certain of the Company "C" Series and all of the "Q" Series products. Although the QuadAlign patent and any other patents that may be obtained are considered valuable intellectual property, the Company believes that they are not determinative of any success the Company enjoys, which the Company believes depends principally upon engineering, marketing, service and manufacturing skills.

The Company enters into technology licensing arrangements with others when it believes it is appropriate to do so. The Company has an agreement with Speedline to supply Quad on an OEM basis with the former SMTech screen printer product line. This agreement provides, among other things, that Quad will purchase a minimum of $7.4 million of AVX 500 screen printers by December 31, 2000. This agreement, however, is subject to certain provisions that could reduce the minimum commitment required.

The Company had an agreement with Samsung for the sale and distribution of the QSA-30 Series, which terminated in March 1999. The Company intends to replace the QSA-30 with one or more offerings under the Meridian Series of products.

In 1996, the Company granted an exclusive license to Samsung for Samsung to be the Company's sole supplier of component tape feeders, which are currently used on all of the Company's assembly systems. The contract has a six-year term and requires Quad to purchase a minimum quantity of component tape feeders with a value of at least $6.8 million during the first two years of the contract and in amounts to be negotiated for each subsequent two-year period of the term. Samsung's remedy if Quad fails to meet the target for a particular two-year period is to terminate the agreement. Under the agreement, Samsung paid to Quad a total of $300,000, representing a combination of licensing fees and a reimbursement for expenses incurred in transferring technology to Samsung for use in production of the component tape feeders. Samsung began to supply component tape feeders to the Company during fiscal year 1997.

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

In connection with the Company's new revolving asset based line of credit agreement entered into on January 7, 2000 and the Company's reaffirmed bank term loan entered into on December 9, 1999, the Company granted the lenders security interests in the Company's intellectual property, including its patents, trademarks and trade secrets, to secure the Company's obligations thereunder. Upon an event of default under either loan agreement evidencing the line of credit or the reaffirmed term loan, the lenders are permitted to satisfy the Company's obligations to the lender by selling, assigning or licensing the Company's intellectual property to third parties.

EMPLOYEES

At the end of fiscal year 1999, the Company employed 255 persons on a full-time basis of which 214 were domestic and 41 were foreign based. None of the Company's employees are represented by a labor union. Management considers its relations with its employees to be good.


ITEM 2.   PROPERTIES

The Company maintains its headquarters and principal manufacturing facility in a leased 106,000 square foot facility in Willow Grove, Pennsylvania. The facility is leased for a term ending December 2006, and the current monthly rental for the space is approximately $68,000 plus taxes, insurance, maintenance and utilities.

QEL occupies a 9,600 square foot facility in High Wycombe, England, for a term of 25 years ending in December 2018 with a current monthly rental of approximately $8,000 (at current exchange rates), plus taxes, insurance, maintenance and utilities. SMTech occupied a 19,000 square foot facility in Dorchester, England, for a term of 15 years ending in April 2011 with a current monthly rental of approximately $9,000 (at current exchange rates), plus taxes, insurance, maintenance and utilities (see discussion below). Both the QEL and SMTech facilities have clauses that permit the tenant to vacate at no cost after ten and five years, respectively, from the beginning of their leases. The Company believes that its existing facilities are adequate to meet its current needs.

As discussed earlier, the Company sold substantially all of the assets and liabilities of SMTech to Speedline in the beginning of fiscal year 1999. Subsequent to the sale, Speedline subleased the SMTech facility from the Company, which sublease terminated in September 1999. The Company is currently seeking to sublease the facility to other tenants.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                EXECUTIVE OFFICERS, OTHER OFFICERS AND DIRECTORS

The executive officers, other officers and directors of the Company are as follows:


       NAME            AGE      POSITION
       ----            ---      --------
Theodore J. Shoneck     42      President
Anthony R. Drury        57      Senior Vice President, Finance and Chief Financial Officer
Craig C. Ramsey         46      Senior Vice President, Marketing
John D. Dreibelbis      45      Vice President and Chief Technology Officer
William W. Pease        52      Vice President, North American Sales & Customer Support
Vahram V. Erdekian      51      Director
Roger E. Gower          59      Director
Robert P. Pinkas        46      Director
David H. Young          52      Director


Directors hold office until the next annual meeting of the stockholders, or until their successors are duly elected and qualified. Officers are elected by and serve at the pleasure of the Board of Directors.

Mr. Shoneck has been President of the Company since April 1998. From December 1997 until April 1998, he was the Company's Chief Operating Officer. From May 1996 until December 1997, he was the Chief Operating Officer of Cutting Edge Technologies, Inc. From April 1994 until May 1996, he was the Vice President and General Manager of KMI Surgical Products, Inc. Prior to April 1994, Mr. Shoneck was the Manager of Operations Services for Alcon Laboratories, Inc.

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

Mr. Pease has been Vice President, North American Sales and Customer Support since June 1999. Prior to his promotion, Mr. Pease had served many functions for the Company within North American Sales beginning in 1985. Most recently, Mr. Pease served as the Company's director of North American sales and northeast regional sales manager.

Mr. Erdekian has served on the Board of Directors of the Company since July 1996. Since October 1998, he has been the Vice President, Strategic Account Management of Solectron Corporation. From January 1998 until October 1998, Mr. Erdekian was the Vice President, Mergers and Acquisitions of Bay Networks, Inc. ("Bay Networks"). From October 1996 until January 1998, he was Vice President, Worldwide Manufacturing Operations of Bay Networks. From October 1994 until October 1996, he was Vice President, Manufacturing Product Operations of Bay Networks. From September 1993 until October 1994, Mr. Erdekian was the Vice President, Manufacturing Operations of Wellfleet Communications, which merged with Synoptics Corporation to form Bay Networks in August 1994. Prior to September 1993, he was an operations consultant to private and public corporations. Mr. Erdekian has advised the Company that he will not be seeking re-election to the Board at the 2000 Annual Meeting of Stockholders.

Mr. Gower has served on the Company's Board of Directors since May 1999. Mr. Gower is currently Chairman, President and Chief Executive Officer of Micro Component Technology, Inc. ("Micro") Prior to his position at Micro, Mr. Gower served as President and Chief Executive Officer of Datamedia Corporation from 1991 to 1995.

Mr. Pinkas has served on the Board of Directors of the Company since 1982 and has been a general partner of Brantley Venture Partners, L.P. a venture capital firm, for more than ten years. Since August 1996, Mr. Pinkas has also been a general partner of Brantley Venture Management, L.P. Mr. Pinkas is also a director of Gliatech, Inc., Pediatric Services of America, Inc., Medirisk, Inc. and Waterlink, Inc. Since November 1996, Mr. Pinkas has also been the Chairman of the Board, Chief Executive Officer, Treasurer and Director of Brantley Capital Corporation. Mr. Pinkas was the Company's Treasurer from March 1982 until October 1987.

Mr. Young is the founder of the Company and has served on the Company's Board of Directors since its inception. In March 1998, Mr. Young was elected Chairman of the Board. Mr. Young has been the President of Two Technologies, Inc., a company that manufactures hand-held computers, for more than five years. Mr. Young served as the Company's President from its inception until October 1985.

Mr. Randall had served on the Board of Directors of the Company since January 1988. Since January 1995, he has been the Vice President, Finance and Chief Financial Officer of CFM Technologies, Inc. From May 1994 until June 1995, Mr. Randall was the President and Chief Executive Officer of Greenwich Pharmaceuticals Incorporated ("GPI") (now known as Boston Life Sciences, Inc.). From September 1991 until May 1994, he was the Chief Financial Officer and Vice President of GPI. Mr. Randall was Quad's President and Chief Executive Officer from August 1988 until January 1990 and was the Company's Vice President, Operations and Chief Financial Officer from May 1985 until July 1988. Mr. Randall resigned as a director from the Board of Directors effective December 16, 1999 due to pressures from other business obligations.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock trades on The Nasdaq Stock Market Inc.'s National Market under the symbol "QSYS". The quarterly range of high and low bid quotations for 1999 and 1998 are set forth below. Such high and low bid quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.



YEAR ENDED SEPTEMBER 30, 1999           HIGH        LOW
-----------------------------           ----        ---
First Quarter                           $2.94      $0.75
Second Quarter                          $2.94      $1.88
Third Quarter                           $2.22      $1.75
Fourth Quarter                          $1.94      $1.50

YEAR ENDED SEPTEMBER 30, 1998           HIGH        LOW
-----------------------------           ----        ---
First Quarter                           $8.38      $5.00
Second Quarter                          $5.56      $3.56
Third Quarter                           $5.50      $2.44
Fourth Quarter                          $2.81      $1.06


NUMBER OF HOLDERS OF COMMON STOCK

At January 4, 1999, there were approximately 93 stockholders of record of the Company's Common Stock. Based on information obtained from the Company's transfer agent, the Company believes that the number of beneficial owners of its Common Stock is approximately 1,300.


DIVIDENDS

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payment of dividends is restricted under terms of the Company's credit agreement.

ITEM 6.   SELECTED FINANCIAL DATA



                                                                        Year Ended September 30, (1)
                                                    --------------------------------------------------------------------
                                                     1999           1998            1997           1996           1995
                                                     ----           ----            ----           ----           ----
                                                            (In Thousands, Except Per Share Amounts)

STATEMENT OF OPERATIONS DATA:

Net sales                                           $ 45,124       $ 74,859       $ 81,723       $ 71,591       $ 62,591
Cost of products sold                                 34,416         52,128         51,417         43,912         39,537
                                                    --------       --------       --------       --------       --------
     Gross profit                                     10,708         22,731         30,306         27,679         23,054
Operating expenses:
     Engineering, research and development             4,889          7,515          6,759          6,153          4,844
     Selling and marketing                             9,612         14,542         14,197         12,076         10,276
     Administrative and general                        4,457          6,955          5,912          5,561          3,997
                                                    --------       --------       --------       --------       --------
        Total operating expenses                      18,958         29,012         26,868         23,790         19,117
                                                    --------       --------       --------       --------       --------
          Income (loss) from operations               (8,250)        (6,281)         3,438          3,889          3,937
Interest income (expense), net                            68           (684)          (381)          (195)          (124)
Gain on Sale of SMTech, Ltd.                           8,375           --             --             --             --
Settlement of securities litigation                     --             --             --           (1,287)          (180)
                                                    --------       --------       --------       --------       --------
Income (loss) before income taxes                        193         (6,965)         3,057          2,407          3,633
Income tax expense (benefit)                           6,494         (1,915)         1,070            915            945
                                                    ========       ========       ========       ========       ========
     Net income (loss)                              $ (6,301)      $ (5,050)      $  1,987       $  1,492       $  2,688
                                                    ========       ========       ========       ========       ========
Net income (loss) per share:
      Basic                                         $  (1.43)      $  (1.16)      $   0.46       $   0.35       $   0.65
      Diluted                                       $  (1.43)      $  (1.16)      $   0.45       $   0.35       $   0.62

Weighted average number of shares outstanding:
      Basic                                            4,419          4,359          4,287          4,222          4,130
      Diluted                                          4,419          4,359          4,464          4,321          4,329

BALANCE SHEET DATA:

Working capital                                     $ 18,395       $ 20,863       $ 25,954       $ 23,317       $ 22,229
Total assets                                          33,780         50,976         50,037         43,823         41,175
Line of credit and current portion
     of long-term debt                                 1,954          9,429          5,540            700            700
Long-term debt                                         1,126          1,761          2,325          1,750          2,450
Stockholders' equity                                  19,766         26,212         30,778         28,091         26,380


----------
(1) For ease of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September. Fiscal 1999, which ended on September 26, 1999, and fiscal 1998, 1997, 1995 and 1994 which ended on September 27, 1998, September 28, 1997, September 24, 1995, and September 25, 1994, respectively, each included 52 weeks. Fiscal 1996, which ended on September 29, 1996, included 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For ease of presentation, the Company has indicated its fiscal year as ending on September 30, whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September. Fiscal years 1999, 1998 and 1997, which ended on September 26, 1999, September 27, 1998, and September 28, 1997, respectively, each included 52 weeks.

The following table sets forth certain financial data as a percentage of net sales for the years indicated:

                                                 YEAR ENDED SEPTEMBER 30,
                                             --------------------------------
                                              1999         1998        1997
                                              ----         ----        ----
Net sales                                    100.0%       100.0%       100.0%
Gross margin                                  23.7         30.4         37.1
Engineering, research and development         10.8         10.0          8.3
Selling and marketing                         21.3         19.4         17.4
Administrative and general                     9.9          9.3          7.2
Income (loss) from operations                (18.3)        (8.4)         4.2
Income (loss) before income taxes              0.4         (9.3)         3.7
Net income (loss)                            (14.0)        (6.7)         2.4

Net Sales. The Company derives net sales from the sale of its assembler products and peripherals, reflow ovens, the resale of products manufactured by third parties (including certain of its assembly products, peripherals and screen printers) and services. Sales are recorded upon shipment of products configured to meet customer application requirements. Net sales decreased $29,735,000 or 39.7% in 1999 over net sales in 1998. The following table sets forth sales of certain product lines for the periods indicated (in thousands):

                                YEAR ENDED SEPTEMBER 30,
                         --------------------------------------
                          1999            1998            1997
                          ----            ----            ----
Assemblers              $24,465         $42,199         $49,175
Screen printers           4,416          13,570          13,748
Reflow ovens              2,598           4,130           4,129

The Company believes that demand for the Company's SMT assembly equipment decreased as a result of the continuing impact of the severe market downturns in the electronics and semiconductor industries that commenced in fiscal year 1998 coupled with limited assembler product offerings capable of servicing medium to high volume manufacturing environments where low cost throughput (i.e. cost per placement sensitivity) is a primary concern. The Company's recently discontinued QSA-30 assembler addressed only a small portion of this cost per placement sensitive sector.

To meet this sector's requirements and to address competitive product offerings, in June 1999, the Company entered into a distribution agreement with Mirae Corporation ("Mirae") a Korean SMT equipment manufacturer. Under the terms of the distribution agreement, Mirae appointed the Company as Mirae's exclusive private label distributor of Mirae's SMT assembler equipment. The new assemblers are referred to as the Quad "Meridian Series" and initially consist of seven fully compatible high-speed SMT assembler models designed to meet a wide variety of production requirements, including servicing medium to high volume manufacturing environments where cost per placement sensitive is a primary concern.

Regarding decreased sales of screen printers, the sale of SMTech Limited ("SMTech") at the beginning of fiscal year 1999 has had a significant adverse impact on sales of screen printers, as the Company lost sales revenue previously recorded by SMTech, although the Company realized a substantial gain on the sale.

Order bookings for fiscal 1999 were $40,612,000 compared to $72,791,000 for 1998, a decrease of 44.2%. This decrease was due to the above mentioned factors. The consolidated backlog of unshipped orders as of September 30, 1999, was $4,300,000 compared to $8,800,000 as of September 30, 1998. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period. Also, due to increased competition and overcapacity within the SMT industry, orders are being completed within a shorter timeframe. Therefore, backlog may not necessarily be indicative of future sales.

International sales represented approximately 44.5%, 38.9%, and 43.7% of net sales for the years 1999, 1998 and 1997, respectively. The Company derived international sales from one wholly-owned U.K. foreign subsidiary in fiscal 1999 and two wholly-owned subsidiaries in fiscal 1998 and 1997 that both manufacture and sell product, as well as from international sales shipped from its U.S. operation. The Company also derives a small level of sales from certain non-U.K. wholly-owned foreign subsidiaries. The increase in the Company's international sales percentage was primarily caused by significant decreases in domestic sales as international sales also decreased $9,013,000 in fiscal year 1999.

In 1998, net sales decreased $6,864,000 or 8.4% over net sales in the preceding year. The decrease in net sales in 1998 was due to a decrease in assembler sales resulting from market downturns in the electronics and semiconductor industries, which resulted in increased price competition and decreased margins.

Gross Margin. Gross margin decreased to 23.7% in fiscal 1999 from 30.4% in fiscal 1998. During fiscal 1999, the continued market downturn in the electronics industry has continued to cause intense price competition between the Company and its competitors due to overcapacity within the SMT industry as well as an excess supply of new SMT equipment available in the market. Additionally, the Company recorded $750,000 in inventory reserves for product obsolescence as the Company continued its inventory reduction programs. Excluding the $750,000 in additional inventory reserves, the gross margin for fiscal 1999 was 25.4%. The Company did, however, experience improved margins in the fourth quarter and believes the Company could realize higher gross margins in subsequent periods if market conditions in the electronics industry continue to improve, sales of the Meridian Series of products materialize and cost reduction programs, which the Company is continually working on, are successful.

During 1998, gross margin decreased to 30.4% from 37.1% in 1997. This resulted in part because the Company recorded a total of $2.1 million of inventory reserve charges for discontinued products and slow moving inventory and a severe downturn in the electronics and semiconductor industries. Excluding the $2.1 million special inventory reserve charges, gross margin for 1998 was 33.2%.

Engineering, Research and Development Expenses. Engineering, research and development expenses decreased $2,626,000 or 34.9% in fiscal year 1999 over fiscal year 1998 resulting from a combination of workforce reductions and deferral of certain development efforts, as well as the absence of engineering, research and development expenses from SMTech, which was sold in the first quarter of fiscal year 1999. The Company anticipates increased spending related to research and development related to the continued development of key products as the electronics market continues to recover.

During 1998, engineering, research and development expenses increased $756,000 or 11.2% in 1998 over 1997 due to the addition of personnel to the engineering, research and development departments as the Company increased product development activities associated with various products such as the APS-1 assembler, new SMT assembly equipment and other option features for the "Q" Series. The Company continued to develop additional features for the APS-1 assembler, seeking to further expand market penetration and increase the functionality of this product.

Selling and Marketing Expenses. Selling and marketing expenses decreased $4,930,000 or 33.9% in 1999 as compared to the prior year. The decrease is primarily related to sales volume decreases of 39.7% and from the absence of selling and marketing expenses related to SMTech. Selling expenses are expected to increase if sales of the Meridian Series of products materialize as anticipated, therefore increasing commission expense.

During 1998, selling and marketing expenses increased $345,000 or 2.4% as compared to the prior year. This increase was due to higher overall commission rates. Excluding the increase in commission rates, selling and marketing expenses decreased $478,000 or 3.4% which is the result of decreased net sales in 1998 compared to net sales in 1997.

Administrative and General Expenses. Administrative and general expenses decreased $2,498,000 or 35.9% in 1999 over the prior year. The decrease is mainly due to the elimination of administrative and general expenses of SMTech and the absence of one-time costs incurred in fiscal 1998, including $1.0 million for a paid-up license of patented technology from MPM Corporation and severance costs of $451,000 related to reductions in the workforce. The decrease in these expenses was partially offset by the write off of goodwill of $442,000, as management believed the carrying value of this asset was not recoverable.

During 1998, administrative and general expenses increased $1,043,000 or 17.6% over 1997. The increase was mostly due to one-time costs incurred in 1998, including $1.0 million to obtain a paid-up license of patented technology and severance costs of $451,000 related to reductions in the workforce. Excluding these costs, administrative and general expenses decreased approximately $408,000 or 6.9% in 1998 compared to last year.

Income Tax Expense. The Company incurred income tax expense of $6,494,000 in 1999, which includes approximately $3,100,000 of tax expense on the sale of the SMTech subsidiary. In addition, the current year tax expense includes the recording of a valuation allowance in the second quarter of 1999 against the Company's net deferred tax assets as the Company believed the realization of the deferred tax assets was uncertain based on the information available at that time.

In 1998, the Company's effective income tax rate was 27.5%, amounting to a tax benefit of $1,915,000, and 35.0% in 1997, amounting to income tax expense of $1,070,000. Income tax expense (benefit) differs from the amount that would result from applying the Federal statutory tax rate to pretax income (loss) primarily due to permanent differences in taxable income (loss) versus book income (loss). Income tax expense for 1997 was partially offset by tax benefits realized from the Company's foreign sales corporation.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $18.4 million as of September 30, 1999, including cash balances of $2.9 million, compared to working capital of $20.9 million as of September 30, 1998, including cash balances of $2.1 million. Net cash used in operations amounted to $4.6 million, this amount was funded principally by the gain on sale of SMTech of $8.4 million. Purchases of equipment and cash used in operations was mainly financed by the proceeds from the sale of SMTech. Proceeds from the SMTech sale have amounted to $14,050,000. The Company used part of these proceeds to repay its then outstanding line of credit with First Union National Bank, which line of credit totaled $8,795,000 at the end of fiscal 1998.

On January 7, 2000, the Company entered into a loan agreement with Congress Financial Corporation ("Congress"), an affiliate of First Union National Bank ("Congress Loan Agreement"), that provides for an asset based revolving line of credit and letters of credit. This agreement will expire on January 6, 2003. The Congress Loan Agreement permits maximum borrowings not to exceed $12,000,000, based on a percentage of eligible receivables and inventory.

The Company's obligations under the Congress Loan Agreement are secured by a lien on all of the assets of the Company and its wholly-owned subsidiaries, and pledges of the outstanding shares of stock of and guarantees of the Company's obligations by the Company's wholly-owned subsidiaries. Interest on borrowings is payable monthly at either 0.25% above the bank's published prime rate or LIBOR plus 2.75%, at the Company's election. The interest rate will be reduced 0.25% provided no event of default has occurred and the Company meets a certain net income level for fiscal 2000. The agreement also contains various operating and reporting covenants and requires maintenance of minimum tangible net worth levels.

The Congress Loan Agreement required the payment of commitment fees and closing fees aggregating approximately $250,000. The Company may terminate the Congress Loan Agreement prior to its expiration date upon the payment of a termination fee ranging from 1% to 3% of a maximum borrowing base of $12,000,000, depending on the date of termination. However, if the Company replaces the Congress Loan Agreement with a facility with First Union National Bank, the early termination fee is waived.

Under the Congress Loan Agreement, Congress is granted discretion to reduce substantially the amount of permitted borrowings under the agreement if Congress determines in good faith that the receivables, inventory, or other collateral under the Congress Loan Agreement is impaired. Any such action could impair the Company's ability to obtain the necessary working capital needed for its operations. In addition, the Congress Loan Agreement includes conditions, restrictions, or circumstances under which an event of default can occur. Management believes that such clauses are normal and typical to secure asset based financing arrangements. Upon the occurrence of an event of default under the Congress Loan Agreement, Congress is permitted to liquidate the collateral to satisfy the Company's obligations to Congress. Any such action by Congress could materially adversely affect the Company's ability to operate its business in an ongoing manner.

The Congress Loan Agreement replaces a revolving credit agreement with First Union National Bank ("First Union") dated October 27, 1999 (the "First Union Agreement), which permitted maximum borrowings not to exceed $8,000,000 and was to expire on February 29, 2000. As with the Congress Loan Agreement, the First Union Credit Agreement was also secured by a lien on all of the assets of the Company and its wholly-owned subsidiaries. Although the revolving loan agreement with First Union was replaced by the Congress Loan Agreement, the First Union lien continues to secure a one million dollar term loan obtained by the Company pursuant to a reaffirmed bank term loan dated December 9, 1999 with First Union (the "Term Loan"). The Term Loan agreement is cross defaulted with the Congress Loan Agreement. The First Union Agreement replaced a prior unsecured revolving line of credit initially obtained by the Company in 1997.

The Company believes that its existing cash balances, cash flow from operations and its borrowing capacity from the new asset based line of credit will be sufficient for the Company to meet its working capital needs through fiscal year 2000.

SALE OF SMTECH LIMITED

In the first quarter of fiscal year 1999, the Company sold substantially all of the assets and liabilities of SMTech to Speedline for $14,800,000 million in cash paid at closing, subject to a holdback of $750,000. The Company is liable for various representations and warranties provided to Speedline under this agreement. The Company recorded an after-tax net gain of approximately $5,100,000 million in the first quarter of fiscal 1999. In connection with the sale, Quad and Speedline's MPM division entered into an agreement whereby MPM will supply Quad on an OEM basis with the former SMTech screen printer product line(Note 6). Proceeds from the sale were used to repay the Company's outstanding line of credit as well as fund purchases of equipment and cash used in operations.

The Company invested $871,000 in equipment and leasehold improvements in 1999 as compared to $1,384,000 in 1998 and $2,099,000 in 1997. Capital spending for 1997 included significant costs associated with site preparation and internal furnishings for the corporate headquarters and U.S.
manufacturing facility into which the Company moved in January 1997.

COMMITMENTS

As of September 30, 1999, the Company had entered into various purchase order agreements with vendors whereby the Company has committed to acquire inventory for approximately $12,600,000. Such commitments are anticipated for delivery and payment in the next twelve months. This total includes approximately $900,000 of purchase orders with Samsung in accordance with an agreement to purchase electronic tape feeders used in the Company's assemblers and approximately $3,500,000 of purchase orders with Mirae in accordance with a distributorship agreement (see below).

DISTRIBUTION AGREEMENTS

In June 1999, the Company reached an agreement with Mirae Corporation appointing the Company as Mirae's exclusive private label distributor of Mirae SMT placement systems throughout North and South America and Europe. The systems, called the Meridian Series, consist of a series of seven high-speed SMT assembler models that are designed to meet a wide variety of production requirements, especially targeted at the cost per placement sensitive market segments. The distribution agreement between the Company and Mirae provides for an initial term of three years in length, with options to extend the length of the term.

Under a long-term supply agreement with the Company executed in June 1996, Samsung is the Company's sole supplier of electronic component tape feeders, which are used in conjunction with the Company's SMT assembler products and are sold on a stand-alone basis. The supply agreement carries a six-year term with minimum purchase requirements and revised product pricing established every two years during the term of the agreement. Deliveries under the agreement commenced in fiscal year 1997, with the first two years of the six year supply period ending in June 2000. The Company's electronic tape feeders are available in 8mm, 12mm, 16mm, 24mm, 32mm, 44mm and other special formats and are compatible with all Quad assembly systems, although certain of the Meridian Series of products work at their optimal performance level in conjunction with a modified tape feeder product currently manufactured and supplied by Samsung. In addition, the Company offers docking feeder carts that can be loaded with tape feeders off-line and rapidly rolled into place to prepare the assembler to populate a new PWB. This feature can greatly reduce the time involved in changing over the assembler from assembling one PWB to another.

During the spring of 1999, the Company notified Samsung of Samsung's non-compliance with certain quantity and quality requirements in its supply of tape feeders under the Feeder Supply Agreement. As required under the terms of the Feeder Supply Agreement, the Company supplied Samsung in late summer 1999 with its good faith requirements of the tape feeders for years three and four of the six year supply term. In late November, 1999 and again in early January 2000, Samsung notified the Company of Samsung's disagreement with the Company's good faith purchase requirements and threatened to terminate the agreement and declare the Company in breach. The Company disputes Samsung's claims of non-compliance with the Feeder Supply Agreement and believes it has adequate defenses to such claims.

A disruption of the supply of component tape feeders, whether through a termination of the Feeder Supply Agreement or otherwise, could adversely affect the ability of the Company to meet its customers' needs and therefore, could adversely affect the Company's revenues and earnings. If Samsung were to stop supplying Quad with component tape feeders, Quad has the right under the tape feeder supply agreement to resume manufacturing or use alternative suppliers. The Company believes it has sufficient access to alternative sources of component tape feeders to meet its needs should any disruption in supply from Samsung occur, although there can be no assurance that such alternate sources will be available or will be sufficient to meet the Company's requirements.

In addition to the component feeder supply agreement, the Company and Samsung have been involved in other product development programs, including a Joint Development and Distribution Agreement dated September 22, 1997 for the joint development and subsequent distribution of a high speed, high volume SMT assembler, designated as the QSA-60 (the "Development Agreement"). Pursuant to the Development Agreement, the Company and Samsung jointly participated in the development of a new SMT assembler, based in part on the QSA-30 assembler previously distributed by the Company. The Development Agreement also provided for the subsequent distribution of the developed product. The parties are currently in disagreement with respect to several issues relating to the Development Agreement, including the parties' respective liability for funding of the development project and their respective obligations relating to the future distribution of the developed product. Each of the parties have claimed that the other has breached its obligations under the Development Agreement, and Samsung back in late November 1999 and in early January 2000 has threatened litigation with respect thereto claiming substantial damanges. While the Company believes it has defenses to these claims asserted by Samsung, the resolution to the claims remains uncertain.

In conjunction with the sale of substantially all of the assets and business of its U.K. subsidiary SMTech to Speedline, as discussed above, (See Note 6 to the Consolidated Financial Statements for further information relating to the sale of SMTech), the Company entered into a supply agreement dated September 30, 1998 with Speedline for the purchase and resale of the former SMTech line of screen printers (the "Printer Supply Agreement"). The terms of the Printer Supply Agreement includes minimum purchase requirements for one specific printer, the AVX 500, and fixed pricing for all products, subject to periodic renegotiations by the parties.

Within the first six months of commencement of the Printer Supply Agreement, Speedline adjusted its selling prices on the Speedline equivalent of the AVX 500 to its customers to levels approximately equal to the fixed pricing paid for the printer by the Company under the Printer Supply Agreement. This action forced the Company to lower its selling prices of the AVX 500 to levels that resulted in marginal income and occasional losses to the Company in order to compete with Speedline. As a result, during the first supply term ending November 1999, the Company had purchased only 17 units of the minimum purchase requirement of 40 units. The Company is currently negotiating a reduction in the minimum purchase requirements on account of the pricing policies established by Speedline. There can be no assurance, however, that the Company will be successful in obtaining relief from the minimum purchase requirements.

Approximately 10% of the Company's fiscal year 1999 net sales were attributable to sales of screen printers. Consequently, a disruption of the supply of screen printers from Speedline could adversely affect the ability of the Company to meet its customers' needs and could adversely affect the sale of the Company's other products. If Speedline were to stop supplying Quad with screen printers, the Company has the right to use alternative suppliers. The Company believes that there are other suitable screen printer products that can be obtained from other screen printer manufacturers.

YEAR 2000

The Company developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial, informational, and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and the required systems modifications or replacements. Progress against these plans has been monitored and reported to management and to the Audit Committee of the Board of Directors on a periodic basis. In January 1999, the Company successfully replaced its existing business and accounting system in the Willow Grove manufacturing facility with an enterprise-wide business system that is certified by the supplier to be Year 2000 compliant. Year-to-date spending on this management information system upgrade has totaled approximately $145,000. Internal staffing costs and re-engineering costs, if any, associated with this system implementation project are being expensed as incurred. Required Year 2000 readiness changes to the business and accounting systems at the Willow Grove headquarters were completed in June 1999. The Company believes that this business unit is now fully Y2K compliant. Additional Year 2000 expenditures for all other business and accounting systems in fiscal 1999 did not exceed $150,000.

The Company's key suppliers have been queried as to their Year 2000 preparedness. All of the Company's key suppliers have answered affirmatively as to Year 2000 readiness. In addition, the Company has conducted an evaluation of the operating software used in the Company's products for possible Year 2000 issues. The Company has addressed the single deficiency identified during this evaluation. The cost of this project did not exceed $5,000. The Company does not believe that the operation of recently manufactured equipment sold to customers will be affected by the transition to the Year 2000. Accordingly, the Company does not currently anticipate any material disruption in its business operations as a consequence of the Year 2000 issue.

The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. Contingency plans to protect the business from Year 2000-related interruptions have been developed. These plans have been completed and include, for example, development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels.

FORWARD-LOOKING STATEMENTS

The discussions above regarding the Company's expectations of future sales and bookings, gross margins, operating expenses, the success of a distribution arrangement with Mirae, renegotiating the supply agreement with Speedline, access to sources of component tape feeders, continued access to financial availability, Year 2000 compliance and the outlook for the SMT and APT industries include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates for the SMT and APT industries and the intensity of competition, marketplace acceptance of and response to the new Meridian product line, product development delays, performance problems or the ability to meet expected performance levels of Meridian SMT assemblers, timing of future product releases, product development delays or performance problems or difficulties in penetrating the APT market, difficulties or delays in software functionality and performance, the timing of future software releases, failure to respond adequately either to changes in technology or to customer preferences, failures in the source of supply for tape feeders, assemblers or screen printers manufactured by a third party, a reduction in the level of permitted borrowings under or termination of the Loan Agreement by Congress on account of the Company's failure to achieve the minimum tangible net worth levels and/or attain the other operating and reporting requirements contained in the Congress Loan Agreement, failure to maintain various operating and reporting covenants and requirements as required by the loan agreement with Congress, the timely resolution of any Year 2000 issues by the Company and its customers and suppliers, failure to successfully defend itself against the patent infringement litigation, foreign exchange rate fluctuations, risks of nonpayment of accounts receivable or changes in forecasted costs, including unexpected required additional engineering costs.

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) The following documents are filed as part of this report:

1.   CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors.

Consolidated Balance Sheets as of September 30, 1999 and 1998.

Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997.

Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997.

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

    *10.2 1993 Stock Option Plan, as amended - Incorporated by reference to
          Exhibit 10.2 filed under Form 10-Q for the period ended March 31, 1998.

    *10.3 Quad Systems Corporation Employee Stock Purchase Plan, as amended -
          Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-8 (No. 033-93436) filed with the Securities and Exchange Commission on May 25, 1999.

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

    10.16 Distribution agreement dated June 1, 1999 between the Registrant and Mirae Corporation for the appointment of the Company as Mirae's exclusive distributor of certain products in North America, South America, Europe, Africa, Israel and Turkey - Incorporated by reference to Exhibit 10.1 filed under Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 1999 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

   o10.17 Reaffirmation of Term Loan agreement dated December 9, 1999.

   o10.18 Secured Line of Credit agreement dated January 7, 2000 between
          Registrant and Congress Financing Company.

    o21   Subsidiaries of the registrant.

    o23   Consent of Ernst & Young LLP.

    o27   Financial Data Schedule.


----------

* Constitutes compensatory plan or arrangement required to be filed as an exhibit to this form.

o    Filed herewith

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on January 11, 2000 on its behalf by the undersigned, thereunto duly authorized.

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


/s/ THEODORE J. SHONECK          Principal Executive           January 11, 2000
-----------------------          Officer
Theodore J. Shoneck


/s/ ANTHONY R. DRURY             Principal Financial           January 11, 2000
-------------------------        and Accounting Officer
Anthony R. Drury


/s/ VAHRAM V. ERDEKIAN           Director                      January 11, 2000
-------------------------
Vahram V. Erdekian


/s/ ROBERT P. PINKAS             Director                      January 11, 2000
-------------------------
Robert P. Pinkas


/s/ DAVID H. YOUNG               Director                      January 11, 2000
-------------------------
David H. Young


/s/ ROGER E. GOWER               Director                      January 11, 2000
-------------------------
David H. Young

                            QUAD SYSTEMS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors..........................................F-2

Consolidated Balance Sheets as of September 30,
1999 and 1998...........................................................F-3

Consolidated Statements of Operations for the
Years Ended September 30, 1999, 1998 and 1997...........................F-4

Consolidated Statements of Stockholders'
Equity for the Years Ended
September 30, 1999, 1998 and 1997.......................................F-5

Consolidated Statements of Cash Flows for the
Years Ended September 30, 1999, 1998 and 1997...........................F-6

Notes to Consolidated Financial Statements..............................F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Quad Systems Corporation

We have audited the accompanying consolidated balance sheets of Quad Systems Corporation as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quad Systems Corporation at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
November 8, 1999,
except for Note 13 as to which the date is January 7, 2000

                            QUAD SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                        ASSETS

                                                                                   SEPTEMBER 30,
                                                                               1999             1998
                                                                               ----             ----
Current assets:
       Cash and cash equivalents                                              $  2,890       $  2,116
       Accounts receivable, net of allowance for doubtful accounts-
           $493 and $1,196 at September 30, 1999 and 1998, respectively          9,695         15,003
       Inventory:
           Raw materials                                                         6,597          7,752
           Work in process                                                       1,926          2,446
           Finished goods                                                        7,923         10,320
                                                                              --------       --------
                                                                                16,446         20,518
       Deferred income taxes                                                        --          3,886
       Income taxes receivable                                                     549          1,088
       Prepaid expenses and other current assets                                 1,703          1,255
                                                                              --------       --------
            Total current assets                                                31,283         43,866

Property and equipment, net                                                      2,497          3,498
Deferred income taxes                                                               --            653
Goodwill, net of accumulated amortization                                           --          2,594
Other assets                                                                        --            365
                                                                              --------       --------
Total assets                                                                  $ 33,780       $ 50,976
                                                                              ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Line of credit                                                         $  1,318       $  8,795
       Accounts payable                                                          3,887          4,937
       Accrued expenses                                                          5,790          6,908
       Deferred service revenue                                                    986          1,220
       Customer deposits                                                           271            509
       Current portion of long-term debt                                           636            634
                                                                              --------       --------
            Total current liabilities                                           12,888         23,003

Long-term debt, less current portion                                             1,126          1,761
                                                                              --------       --------
                Total liabilities                                               14,014         24,764

Stockholders' equity:
       Preferred Stock, par value $.01 per share; authorized shares:
           1,000,000; no shares issued at September 30, 1999 and 1998             --             --
       Common Stock, par value $.03 per share; authorized shares:
           15,000,000; shares issued:  4,444,072 and 4,398,706 at
           September 30, 1999 and 1998, respectively                               133            132
       Additional paid-in capital                                               24,657         24,719
       Retained earnings (accumulated deficit)                                  (4,906)         1,395
       Accumulated other comprehensive income (loss)                              (118)           142
       Less treasury stock, at cost, 13,908 shares at September 30, 1998            --           (176)
                                                                              --------       --------
            Total  stockholders' equity                                         19,766         26,212
                                                                              --------       --------
Total liabilities and stockholders' equity                                    $ 33,780       $ 50,976
                                                                              ========       ========



                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                              YEAR ENDED SEPTEMBER 30,
                                                    -----------------------------------------------
                                                        1999               1998              1997
                                                        ----               ----              ----
Net sales                                           $    45,124       $    74,859       $    81,723
Cost of products sold                                    34,416            52,128            51,417
                                                    -----------       -----------       -----------
          Gross profit                                   10,708            22,731            30,306

Operating expenses:
     Engineering, research and
          development                                     4,889             7,515             6,759
     Selling and marketing                                9,612            14,542            14,197
     Administrative and general                           4,457             6,955             5,912
                                                    -----------       -----------       -----------
                                                         18,958            29,012            26,868
          Income (loss) from operations                  (8,250)           (6,281)            3,438
Gain on sale of  SMTech, Ltd.                             8,375                 0                 0
Interest expense                                           (257)             (722)             (484)
Interest income                                             325                38               103
                                                    -----------       -----------       -----------
Income (loss) before income taxes                           193            (6,965)            3,057
Income tax expense (benefit)                              6,494            (1,915)            1,070
                                                    -----------       -----------       -----------
Net income (loss)                                   $    (6,301)      $    (5,050)      $     1,987
                                                    ===========       ===========       ===========

Net income (loss) per share:
     Basic                                          $     (1.43)      $     (1.16)      $      0.46
     Diluted                                        $     (1.43)      $     (1.16)      $      0.45

Weighted average number of shares outstanding:
     Basic                                            4,419,148         4,359,494         4,286,556
     Diluted                                          4,419,148         4,359,494         4,463,813




                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                               COMMON STOCK                      RETAINED    ACCUMULATED
                                         -----------------------    ADDITIONAL   EARNINGS       OTHER
                                            SHARES                  PAID-IN    (ACCUMULATED  COMPREHENSIVE   TREASURY  STOCKHOLDERS'
                                         OUTSTANDING     AMOUNT     CAPITAL      DEFICIT)    INCOME (LOSS)    STOCK      EQUITY
                                         -----------     ------     -------      --------    -----------      -----      ------

Balance at September 30, 1996              4,241,114    $   128     $23,713     $   4,458     $   (32)      $  (176)    $  28,091

Net income                                      --         --          --           1,987        --            --           1,987
Foreign currency translation adjustment         --         --          --            --            66          --              66
                                                                                                                        ---------
     Comprehensive income (loss)                --         --          --            --          --            --           2,053
Compensation related to the issuance
     of stock options                           --         --             5          --          --            --               5
Common Stock issued under
     employee benefit plans                   82,445          2         528          --          --            --             530
Tax benefit related to stock
     options exercised                          --         --            99          --          --            --              99
                                           ---------    -------     -------     ---------     -------       -------     ---------
Balance at September 30, 1997              4,323,559        130      24,345         6,445          34          (176)       30,778

Net loss                                        --         --          --          (5,050)       --            --          (5,050)
Foreign currency translation adjustment         --         --          --            --           108          --             108
                                                                                                                        ---------
     Comprehensive income (loss)                --         --          --            --          --            --          (4,942)
Compensation related to the issuance
     of stock options                           --         --           100          --          --            --             100
Common Stock issued under
     employee benefit plans                   61,239          2         264          --          --            --             266
Tax benefit related to stock
     options exercised                          --         --            10          --          --            --              10
                                           ---------    -------     -------     ---------     -------       -------     ---------
Balance at September 30, 1998              4,384,798        132      24,719         1,395         142          (176)       26,212

Net loss                                        --         --          --          (6,301)       --            --          (6,301)
Foreign currency translation adjustment         --         --          --            --          (260)         --            (260)
                                                                                                                        ---------
     Comprehensive income (loss)                --         --          --            --          --            --          (6,561)
Common Stock issued under
     employee benefit plans                   59,274          1         111          --          --            --             112
Tax benefit related to shares issued
     under employee benefit plans               --         --             3          --          --            --               3
Retirement of treasury stock                    --         --          (176)         --          --             176             0
                                           ---------    -------     -------     ---------     -------       -------     ---------
Balance at September 30, 1999              4,444,072    $   133     $24,657     $  (4,906)    $  (118)      $  --       $  19,766
                                           =========    =======     =======     =========     =======       =======     =========


                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                        ---------------------------------------
                                                                          1999            1998           1997
                                                                          ----            ----           ----
OPERATING ACTIVITIES
Net income (loss)                                                       $ (6,301)      $ (5,050)      $  1,987
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
       Depreciation                                                        1,009          1,218          1,421
       Amortization                                                            -            383            379
       Provision for goodwill writedown                                      442
       Provision for (recovery from) losses on accounts receivable          (175)           420            204
       Provision for (benefit from) deferred income taxes                  4,539         (1,246)          (169)
       Stock option compensation                                               -            100              5
       Gain on sale of Smtech, Ltd.                                       (8,375)             -              -
       Changes in operating assets and liabilities, net:
        Accounts receivable                                                4,532          4,811         (5,362)
        Inventory                                                          1,827         (3,421)          (785)
        Income taxes receivable                                              539         (1,088)          --
        Other assets                                                        (379)          (309)          (392)
        Accounts payable                                                     (43)         1,029           (862)
        Accrued expenses                                                  (1,694)         1,382           (503)
        Customer deposits                                                   (238)          (187)          (605)
        Deferred service revenue                                            (234)           185            303
        Income taxes payable                                                   -           (219)          (122)
                                                                        --------       --------       --------
Net cash used in operating activities                                     (4,551)        (1,992)        (4,501)

INVESTING ACTIVITIES
Proceeds from the sale of SMTech, Ltd.                                    14,050              -              -
Purchases of property and equipment                                         (871)        (1,384)        (2,099)
Proceeds from the sale of property and equipment                             144              -              -
                                                                        --------       --------       --------
Net cash provided by (used in) investing activities                       13,323         (1,384)        (2,099)

FINANCING ACTIVITIES
Net proceeds from (repayments on) line of credit                          (7,477)         3,875          4,920
Proceeds from term loan                                                        -              -          3,100
Principal payments on long-term debt and capital leases                     (633)          (630)        (2,605)
Common Stock issued under employee benefit plans                             112            266            530
                                                                        --------       --------       --------
Net cash provided by (used in) financing activities                       (7,998)         3,511          5,945

Net increase (decrease) in cash and cash equivalents                         774            135           (655)
Cash and cash equivalents at beginning of year                             2,116          1,981          2,636
                                                                        --------       --------       --------
Cash and cash equivalents at end of year                                $  2,890       $  2,116       $  1,981
                                                                        ========       ========       ========




                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997



1.  DESCRIPTION OF THE BUSINESS

The Company distributes, markets, designs, manufactures and supports flexible, high-performance surface mount technology ("SMT") and advanced packaging technology ("APT") equipment used in the assembly of SMT printed circuit wiring boards, advanced packages and other semiconductor assembly processes.

2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Quad Systems Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

FISCAL YEAR

For ease of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company reports on a 52-53 week fiscal year ending on the last Sunday in September. Fiscal 1999, which ended on September 26, 1999, fiscal 1998, which ended on September 27, 1998, and fiscal 1997, which ended on September 28, 1997, each included 52 weeks.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Concentrations of credit risk with respect to trade receivables is related to the Company selling primarily to customers in the SMT industry in the United States and abroad. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations. At September 30, 1999, the Company had no significant concentrations of credit risk.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997



CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplemental disclosure of cash flow information (in thousands):

                                                  YEAR ENDED SEPTEMBER 30,
                                              ---------------------------------
                                              1999         1998          1997
                                              ----         ----          ----
Schedule of noncash activity:
Equipment acquired under capital lease
                                             $ --          $  81        $    -
                                             ======        =====        ======
Tax benefit related
   to employee stock benefit plans           $    3        $  10        $   99
                                             ======        =====        ======
Cash paid during the year for:
Interest                                     $  288        $ 730        $  483
                                             ======        =====        ======
Income taxes                                 $1,235        $ 157        $1,678
                                             ======        =====        ======

INVENTORY

The Company values its inventory at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation on assets is provided using the straight-line method over the estimated useful lives of the related assets.

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews its long lived assets, including intangible assets, for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, the asset's carrying value is reduced by the estimated excess of such value over projected discounted cash flow. As a result of this evaluation during fiscal year 1999, the Company wrote-off the remaining balance of Quad Europe Limited's (QEL) unamortized goodwill of $442,000, as management believed the carrying value was not recoverable. This charge is included in operating expenses in the 1999 consolidated statement of operations.

During fiscal year 1999, the Company sold substantially all of the assets and liabilities of one of its European subsidiaries, SMTech Limited (Note 6). As a result of the sale, the Company wrote off goodwill of $2,152,000 associated with the business.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997



PRODUCT WARRANTY

The consolidated financial statements reflect estimated accruals for potential product warranty claims based on the Company's claim experience. Such costs are accrued at the time sales are recognized. The Company's actual product warranty costs have not differed materially from accrued estimated amounts.

REVENUE RECOGNITION

Revenue from the sale of products is generally recognized upon shipment. Service and support revenues are recognized over the life of the relevant contract on a straight-line basis. Such revenues were $2,221,000, $1,853,000 and $1,522,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash, cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and the line of credit reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. For long-term debt, including current maturities, the fair value of the Company's long-term debt approximates historically recorded cost since interest rates approximate market.

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's international operations are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at the average exchange rate prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of stockholders' equity.

NET INCOME (LOSS) PER SHARE

Basic earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options and other dilutive securities.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997


The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except for share and per share amounts):


                                                            YEAR ENDED SEPTEMBER 30,
                                                 ---------------------------------------------
                                                   1999              1998              1997
                                                   ----              ----              ----
Numerator:
   Net income (loss)                             $  (6,301)       $  (5,050)        $   1,987
                                                 =========        =========         =========
Denominator:
   Denominator for basic earnings (loss)
        per share-weighted average shares        4,419,148        4,359,494         4,286,556

   Effect of dilutive securities:
        Employee stock options                        --               --             177,154
        Employee stock purchase plan                  --               --                 103
                                                 ---------        ---------         ---------
   Dilutive potential Common Stock                    --               --             177,257
   Denominator for diluted earnings (loss)
        per share-weighted average shares        4,419,148        4,359,494         4,463,813
                                                 =========        =========         =========

   Basic earnings (loss) per share                  $(1.43)          $(1.16)            $0.46
                                                 =========        =========         =========
   Diluted earnings (loss) per share                $(1.43)          $(1.16)            $0.45
                                                 =========        =========         =========



The effect of dilutive securities for the years ended September 30, 1999 and 1998 were not included in the computation of diluted (loss) per share because they were antidilutive.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 had no impact on the Company's consolidated results of operations, financial position or cash flows, but did effect the consolidated statements of stockholders' equity disclosure.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographical areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 did not effect results of operations of financial position, but did effect the disclosure of segment information (see Note 11).

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. In June 1999, the FASB voted to defer the implementation date of SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not completed its review of SFAS 133, but does not expect the adoption of SFAS 133 to have a material impact on its future earnings or financial position.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):



                                             SEPTEMBER 30,
                                       --------------------------
                                         1999             1998
                                         ----             ----
Computer hardware and software          $2,596           $3,244
Machinery and equipment                  2,493            3,149
Furniture and fixtures                     566            1,141
Leasehold improvements                     562              843
Equipment under capital lease               81               81
                                       -------          -------
                                         6,298            8,458
Less accumulated depreciation           (3,801)          (4,960)
                                       -------          -------
                                        $2,497           $3,498
                                       =======          =======


4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                             SEPTEMBER 30,
                                       ----------------------
                                        1999            1998
                                        ----            ----
Accrued commissions                   $  909            $1,776
Accrued warranty                         563               932
Employee compensation and
  related taxes                          815               892
Reserve for losses on firm
  purchase commmitments                  552               992
Other                                  2,951             2,316
                                      ------            ------
                                      $5,790            $6,908
                                      ======            ======

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997


5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                               SEPTEMBER 30,
                                                           -------------------
                                                            1999         1998
                                                            ----         ----
Term loan, requiring quarterly principal payments of
  $155, bearing interest at 7.95% per annum and
  maturing in April 2002. The term loan contains
  various covenants and requires maintenance of
  certain ratios as defined in the loan agreement.         $1,705       $2,325

Other                                                          57           70
                                                           ------       ------
                                                            1,762        2,395
Less current portion                                          636          634
                                                           ------       ------
                                                           $1,126       $1,761
                                                           ======       ======

Maturities of long-term debt outstanding at September 30, 1999 are as follows:
$636,000-2000; $637,000-2001; $484,000-2002; $5,000-2003.

At September 30, 1999, the Company had a revolving line of credit agreement which permitted borrowings up to a maximum of $10,000,000 with interest at the bank's base rate of interest (6.78% as of September 30, 1999) or at the Company's option, the bank's prime rate or LIBOR plus 1.30% when the outstanding balance is greater than $500,000. This line of credit is secured only by a pledge by the Company's United Kingdom holding company, Quad Systems Holdings Limited, of 65% of the outstanding shares of it's two wholly-owned United Kingdom operating subsidiaries. In connection will the SMTech sale (Note 6), the bank released the pledge on the SMTech pledged shares. The Company paid a fee of
 .25% on the unused portion of the line of credit. This credit agreement expires in April 2000. The line of credit agreement restricts the payment or declaration of any dividends on an annual basis in excess of 50% of such year's pre-tax income. This line of credit agreement also contains various operating and reporting covenants and requires maintenance of certain financial ratios. On October 27, 1998, this agreement was replaced (see Note 13).

As of September 30, 1999 and 1998, total borrowings under this line of credit were $1,318,000 and $8,795,000, respectively. The weighted average interest rates on short-term borrowings for the years ended September 30, 1999 and 1998 were 6.59% and 7.11%, respectively.

The Company has issued and outstanding letters of credit totaling $1,747,000 at September 30, 1999. These instruments are maintained primarily to guarantee certain settlements and are deducted from the available line of credit.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997


6.   SALE OF SMTECH LIMITED

During the first quarter of fiscal 1999, the Company sold substantially all of the assets and liabilities of one of its U.K. subsidiaries, SMTech Limited ("SMTech") to Speedline Technologies, Inc. ("Speedline") for $14,800,000 in cash paid at closing, subject to a holdback of $750,000. The Company is liable for various representations and warranties provided to Speedline under this agreement. The Company recorded an after-tax net gain of $5,127,000. In connection with the sale, the Company and MPM Corporation ("MPM"), a Speedline division entered into an agreement whereby MPM has agreed to supply the Company on an OEM basis with the former SMTech screen printer product line. This agreement provides, among other things, that the Company will purchase a minimum of $7,400,000 of AVX 500 screen printers by December 31, 2000 (see Note 7). The Company is currently in negotiations with MPM to reduce the minimum purchase commitment. There can be no assurance, however, that the Company will be successful in doing so.

Sumarized financial information for SMTech as of September 30, 1998 and for the year then ended is as follows:

Total assets                               $4,502
Total liabilities                          $2,117
Revenues                                   $6,620

The following unaudited pro forma results of operations for the fiscal year ended September 30, 1998 assumes that SMTech was disposed of on October 1, 1997 and the Company repaid its outstanding line of credit balance with a portion of the sale proceeds on October 1, 1997:

                                              1998
                                              ----
Net sales                                   $ 68,239
Net income (loss)                           $ (4,192)
Diluted net income (loss) per share         $  (0.96)


7.  COMMITMENTS

As of September 30, 1999, the Company had entered into various purchase order agreements with vendors whereby the Company has committed to acquire inventory for approximately $12,600,000. Such commitments are anticipated for delivery and payment in the next twelve months. This total includes approximately $900,000 of purchase orders with Samsung Aerospace Industries, Ltd. ("Samsung") in accordance with an agreement to purchase electronic tape feeders used in the Company's assemblers and approximately $3,500,000 of purchase orders with Mirae Corporation ("Mirae") in accordance with a distributorship agreement (see below). At September 30, 1999, the Company recorded reserves of approximately $552,000 for losses on firm purchase commitments which are in excess of the estimated net realizable value of this inventory.

In June 1999, the Company reached an agreement with Mirae whereby the Company was appointed as Mirae's exclusive private label distributor of Mirae SMT placement systems throughout North and South America and Europe. The placement systems consist of a series of seven high-speed SMT assembler models that are designed to meet a wide variety of production requirements. The distribution agreement between the Company and Mirae provides for an initial term of three years, with options to extend the length of the term.

Prior to March 1999, the Company has an agreement with Samsung for the sale and distribution of the QSA-30 Series assemblers. In March 1999, Samsung notified the Company, that in connection with the expiration of the first "supply term" under the QSA-30 agreement, Samsung would no longer be manufacturing the QSA-30 Series, which constituted a termination of the QSA-30 Agreement.

The Company also has a long-term supply agreement with Samsung, whereas Samsung is the Company's sole supplier of component tape feeders, which are used with the Company's SMT assembler products. The supply contract expires in 2004. The Company has notified Samsung of Samsung's non-compliance with certain supply obligations under the agreement. Samsung has denied the allegations of non-compliance and disputes the Company's position on these issues. The parties have entered into discussions in an attempt to come to a mutually acceptable resolution to this matter. If Samsung were to stop supplying the Company with component tape feeders, the Company has the right to resume manufacturing or use alternative suppliers. The Company maintains an inventory of component tape feeders that it believes will sustain the business during such a transition, if any.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997


As of September 30, 1999, the Company has the following commitments for future minimum lease payments under various operating leases for real estate and equipment (in thousands):


                  2000                               $1,108
                  2001                                  235
                  2002                                  182
                  2003                                  182
                  2004 and thereafter                   419


Rent expense was approximately $965,000, $1,156,000 and $980,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

8.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following (in thousands):


                                      Year Ended September 30,
                              -----------------------------------------
                                1999             1998             1997
                                ----             ----             ----
Pretax income (loss):
   United States              $(7,552)         $(3,143)         $ 2,942
   Foreign                      7,745           (3,822)             115
                              -------          -------          -------
                              $   193          $(6,965)         $ 3,057
                              =======          =======          =======

Income tax expense (benefit) for the fiscal years ended September 30, 1999, 1998 and 1997 consists of (in thousands):

                                       Year Ended September 30,
                                  -----------------------------------
                                    1999          1998          1997
                                    ----          ----          ----
Current:
         Federal                  $(1,046)      $  (657)      $   887
         State                       --               3            19
         Foreign                    3,001           (15)          333
                                  -------       -------       -------
                                    1,955          (669)        1,239
Deferred:
         Federal                    3,426          (237)          (73)
         State                        442           (42)          (47)
         Foreign                      671          (967)          (49)
                                  -------       -------       -------
                                    4,539        (1,246)         (169)
                                  -------       -------       -------
Income tax expense (benefit)      $ 6,494       $(1,915)      $ 1,070
                                  =======       =======       =======

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997



A reconciliation of the Company's effective income tax rate to the federal statutory rate is as follows (in thousands):


                                                          Year Ended September 30,
                                                     ---------------------------------
                                                      1999          1998          1997
                                                      ----          ----          ----

Tax expense at the federal statutory rate (34%)      $    66      $(2,368)      $ 1,039
Valuation allowance                                    5,243         --            --
Research and development tax credit                        0         --            (203)
Permanent - goodwill                                     729          119           121
Permanent - other                                         39           73            45
Lapse of state net operating
     loss carryforward                                  --             50          --
State taxes, net of federal benefit                     --            (39)         --
Foreign sales corporation benefit                       --           --            (118)
Other                                                    417          250           186
                                                     -------      -------       -------
Income tax expense (benefit)                         $ 6,494      $(1,915)      $ 1,070
                                                     =======      =======       =======



Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                               September 30,
                                                          ---------------------
                                                            1999          1998
                                                            ----          ----
Deferred tax assets:
   Net operating loss carry forwards                      $ 1,717       $   979
   Research and development tax credit carryforwards          249           552
   Tax credit carryforwards                                   120           151
   Inventory and accounts receivable reserves               2,493         2,011
   Warranty and other accruals                                119           138
   Deferred service and other unearned revenue                536           580
   Deferred compensation                                       72           137
   Other                                                       40            88
                                                          -------       -------
Total deferred tax assets                                   5,346         4,636
Deferred tax liability:
   Prepaid expenses                                            53            47
                                                          -------       -------
Deferred tax assets, net                                    5,293         4,589
Valuation allowance for deferred tax assets                (5,293)          (50)
                                                          -------       -------
Net deferred tax assets                                   $   --        $ 4,539
                                                          =======       =======


During the second quarter of the fiscal year ending September 30, 1999, the Company was unable to conclude, that it was more likely than not, that it would earn sufficient taxable income in order to realize the prior period net deferred tax assets recorded. Accordingly, a valuation allowance was recorded to fully reserve the net deferred tax assets.

At September 30, 1999, the Company has the following net operating loss and tax credit carryforwards (in thousands):


                                                AMOUNT        EXPIRATION DATE
                                                ------        ---------------

      Net operating loss carryforwards          $5,049         2019
      Research and development tax credit          249         2001 to 2008
      Alternative minimum tax credit               120         indefinite

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997


9.  STOCKHOLDERS' EQUITY

Under the Company's Certificate of Incorporation, the Board of Directors, at its discretion, may issue up to 1,000,000 shares of preferred stock and establish the voting, dividend, liquidation, and other rights, designations and preferences of the preferred shares. At September 30, 1999, no shares of preferred stock were outstanding.

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

10.  STOCK PLANS AND EMPLOYEE BENEFITS

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

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997



Changes in the number of outstanding options and number of available shares for grant under the Plans are summarized as follows:


                                               NUMBER OF SHARES          WEIGHTED
                                           -------------------------      AVERAGE
                                                             UNDER       EXERCISE
                                           AVAILABLE         OPTION       PRICE
                                           ---------       --------      --------
Outstanding, September 30, 1996             265,525        784,270       $   7.81
     Granted                               (243,400)       243,400           9.77
     Exercised                                 --          (54,797)          5.72
     Canceled                               129,821       (129,821)          9.17
     Shares expired from 1986 plan           (5,638)          --              --
                                            -------        -------       --------
Outstanding, September 30, 1997             146,308        843,052           8.31
     Granted                               (471,396)       471,396           4.28
     Exercised                                 --           (1,301)          3.00
     Canceled                               603,175       (603,175)          8.52
     Shares expired from 1986 plan          (19,970)          --              --
                                            -------        -------       --------
Outstanding, September 30, 1998             258,117        709,972           5.46
     Granted                               (204,400)       204,400           1.57
     Canceled                               269,429       (269,429)          5.53
     Shares expired from 1986 plan          (65,502)          --              --
                                            -------        -------       --------
Outstanding, September 30, 1999             257,644        644,943       $   4.20
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

The following table summarizes information about options outstanding at September 30, 1999:

                                                            Weighted
                                         Weighted        Avg. Remaining                       Weighted
    Range of            Options        Avg. Exercise    Contractual Life      Options       Avg. Exercise
 Exercise Prices      Outstanding          Price            (Years)         Exercisable         Price
 ---------------      -----------          -----            -------         -----------         -----
$1.50 - $1.68           174,700            $1.52              9.19               --             $ --
$1.75 - $3.88           214,726             3.46              7.97              66,739           3.46
$4.37 - $7.00           177,267             5.34              7.06             103,517           5.80
$7.25 - $13.75           78,250             9.62              6.87              35,050           9.38
                        -------            -----              ----             -------          -----
                        644,943            $4.20              7.33             205,306          $5.65
                        =======            =====              ====             =======          =====


Employee Stock Purchase Plan

The Company has adopted an employee stock purchase plan under which the sale of 300,000 shares of its Common Stock has been authorized (150,000 was authorized during fiscal 1999). The stock purchase plan is based on six-month offering periods and no more than 30,000 shares of Common Stock are available for purchase during each offering period. Shares are purchased at the end of each offering period at 85% of the fair market value of the shares on the first or last day of the offering period, whichever is lower. Eligible employees may authorize payroll deductions not to exceed the lesser of 25% of their compensation or $6,250 during each six-month offering period. Under the plan, 59,274 and 59,938 shares were issued at an average price of $1.88 and $4.38 during the years ended September 30, 1999 and 1998, respectively. Shares available for future grant were approximately 120,040 and 29,314 shares at September 30, 1999 and 1998, respectively.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997


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

                                                              Year Ended September 30,
                                                        -----------------------------------
                                                          1999         1998           1997
                                                          ----         ----           ----

Net income (loss)                    As reported        $(6,301)     $(5,050)        $1,987
                                     Pro forma          $(6,697)     $(5,356)        $1,577

Diluted earnings (loss) per share    As reported        $(1.43)       $(1.16)         $0.45
                                     Pro forma          $(1.52)       $(1.23)         $0.35



Pro forma compensation costs were estimated using the Black-Scholes option valuation model using the following weighted average assumptions for grants in 1999, 1998 and 1997, respectively: a dividend yield rate of zero for each year; expected lives of 4.3, 4.3 and 5.2 years; expected volatility of 97.51%, 111.06% and 60.93%; and risk free interest rates of 4.88%, 5.57% and 6.22%. The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of trade options, and because changes in subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of the Company's stock options. The effects of applying SFAS 123 to provide the disclosures above are not likely to be representative of the effects on reported net income (loss) for future years.

The weighted average fair value of options granted during fiscal 1999 and 1998 was $1.12 and $3.28, respectively. The weighted average fair value of options associated with the Company's Employee Stock Purchase Plan for fiscal 1999 and 1998 was $1.03 and $2.70, respectively.

Savings Plan

The Company sponsors an employee savings plan that provides for eligible employees to make pre-tax contributions up to 15% of eligible compensation, subject to certain limitations imposed by Section 401(k) of the Internal Revenue Code. The Company matches 50% of the first 4% of the employee's compensation, up to a maximum of $1,000 per year. The Company made discretionary contributions representing 2% of net income to the plan in fiscal year ending September 30, 1997 and none during the fiscal years ending September 30, 1999 and 1998. The Company's total contributions were approximately $125,000, $139,000, and $189,000 for the years ending September 30, 1999, 1998 and 1997, respectively.

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997


11.  SEGMENT REPORTING

The Company, operates exclusively in one industry segment, the business of developing, designing, manufacturing, marketing and supporting the SMT and APT assembly equipment and related peripherals market. In addition to its principal manufacturing operations and markets in the United States, the Company conducts sales, customer support, and service operations out of locations in Europe and North America. The following table presents financial information by geographic region for the fiscal years ended September 30, 1999, 1998, and 1997 (in thousands):



                                         United
                                         States           Europe       Eliminations      Consolidated
                                         ------           ------       ------------      ------------
Year ended September 30, 1999
Total net sales:
          Unaffiliated customers         $31,139          $13,985         $   --            $45,124
          Interarea transfers              7,497              994           (8,491)            --
                                         -------          -------         --------          -------
                   Total                 $38,636          $14,979         $ (8,491)         $45,124
                                         =======          =======         ========          =======
Loss from operations                     $(8,176)         $(1,256)        $  1,182          $(8,250)
                                         =======          =======         ========          =======
Total assets                             $33,383          $12,595         $(12,198)         $33,780
                                         =======          =======         ========          =======
Property and equipment, net              $ 1,899          $   598         $   --            $ 2,497
                                         =======          =======         ========          =======

Year ended September 30, 1998
Total net sales:
          Unaffiliated customers         $53,185          $21,674         $   --            $74,859
          Interarea transfers             10,890           10,356          (21,246)            --
                                         -------          -------         --------          -------
                   Total                 $64,075          $32,030         $(21,246)         $74,859
                                         =======          =======         ========          =======
Loss from operations                     $(3,199)         $(2,815)        $   (267)         $(6,281)
                                         =======          =======         ========          =======
Total assets                             $54,108          $10,215         $(13,347)         $50,976
                                         =======          =======         ========          =======
Property and equipment, net              $ 2,239          $ 1,259         $   --            $ 3,498
                                         =======          =======         ========          =======

Year ended September 30, 1997
Total net sales:
          Unaffiliated customers         $56,435          $25,288         $   --            $81,723
          Interarea transfers             14,154            8,940          (23,094)            --
                                         -------          -------         --------          -------
                   Total                 $70,589          $34,228         $(23,094)         $81,723
                                         =======          =======         ========          =======
Income from operations                   $ 2,874          $   487         $     77          $ 3,438
                                         -------          -------         --------          -------
Total assets                             $51,265          $11,846         $(13,074)         $50,037
                                         =======          =======         ========          =======


Interarea transfers primarily represent sales to and from the Company's United Kingdom subsidiaries. These transfers are accounted for at cost, plus a reasonable profit, and have been eliminated from consolidated net sales.

Sales by geographic area made by the Company's United States operations are as follows (in thousands):

                                         YEAR ENDED SEPTEMBER 30,
                                 ---------------------------------------
                                  1999            1998            1997
                                  ----            ----            ----
United States                    $25,026         $45,748         $45,981
Pacific                            4,423           4,890           7,034
Canada and Latin America           1,639           2,065           3,420
Other                                 51             482            --
                                 -------         -------         -------
                                 $31,139         $53,185         $56,435
                                 =======         =======         =======

                            QUAD SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997



12.  LITIGATION

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


13.  SUBSEQUENT EVENTS

On October 27, 1999, the Company entered into a revolving bank line of credit agreement. This agreement, which replaced the line of credit facility in place as of September 30, 1999, permitted maximum borrowings not to exceed $8,000,000 and expired on February 29, 2000. This line of credit was a secured line with maximum borrowings based on a percentage of eligible receivables and inventory. Interest was payable monthly at LIBOR plus 2.50%. The agreement also contained various operating and reporting covenants and required the maintenance of certain financial ratios.

On January 7, 2000, the Company entered into a revolving asset based line of credit agreement, which replaced the revolving line of credit agreement of October 27, 1999. The new agreement permits maximum borrowings not to exceed $12,000,000, based on a percentage of eligible receivables and inventory. This agreement expires on January 6, 2003. The line is secured by a lien on all of the assets of the Company and its wholly-owned subsidiaries, and pledges of all the outstanding shares of stock and guarantees of the Company's obligations by the Company's wholly-owned subsidiaries. Interest on borrowings is payable monthly, at the Company's election, at either 0.25% above the bank's published prime rate or LIBOR plus 2.75%. The interest rate will be reduced 0.25% provided no event of default has occurred and the Company meets a certain net income level for fiscal 2000. The agreement also contains various operating and reporting covenants and requires maintenance of a net tangible worth financial ratio.

On January 7, 2000, the Company received a letter from Samsung which threatened litigation with respect to the matters discussed in Note 7. While the Company believes it has defenses to these claims asserted by Samsung, the resolution to these claims remains uncertain.

                            Quad Systems Corporation
                Schedule II - Valuation and Qualifying Accounts

             COL. A                          COL. B               COL. C                  COL. D              COL. E
             ------                          ------               ------                  ------              ------
                                                                 Additions
                                                          -------------------------
                                                                         Charged to
                                           Balance at      Charged to       Other                           Balance at
                                           Beginning       Costs and       Accounts      Deductions           End of
           Description                     of Period       Expenses       -Describe       Describe            Period
           -----------                     ---------       --------       ---------       --------            ------
Year ended September 30, 1997:
Deducted from asset accounts:
     Allowance for doubtful accounts     $   633,000     $   204,000      $     -     $    49,000(1)        $   788,000
     Reserves for inventory                2,534,000         898,000            -         764,000(2)          2,668,000
                                         -----------     -----------      -------     -----------           -----------
          Total                          $ 3,167,000     $ 1,102,000      $     -     $   813,000           $ 3,456,000
                                         ===========     ===========      =======     ===========           ===========

Reserve for product returns and
     allowances                          $   475,000     $  (288,000)     $     -     $         -           $   187,000
                                         ===========     ===========      =======     ===========           ===========


Year ended September 30, 1998:
Deducted from asset accounts:
     Allowance for doubtful accounts     $   788,000     $   420,000                  $    12,000(1)        $ 1,196,000
     Reserves for inventory                2,668,000       2,354,000            -         799,000(2)          4,223,000
                                         -----------     -----------      -------     -----------           -----------
          Total                          $ 3,456,000     $ 2,774,000      $     -     $   811,000           $ 5,419,000
                                         ===========     ===========      =======     ===========           ===========

Reserve for product returns and
     allowances                          $   187,000     $   190,000      $     -     $         -           $   377,000
                                         ===========     ===========      =======     ===========           ===========


Year ended September 30, 1999:
Deducted from asset accounts:
     Allowance for doubtful accounts     $ 1,196,000     $  (175,000)                 $   528,000(1)(3)     $   493,000
     Reserves for inventory                4,223,000       1,450,000            -       1,427,000(2)(3)       4,246,000
                                         -----------     -----------      -------     -----------           -----------
          Total                          $ 5,419,000     $ 1,275,000      $     -     $ 1,955,000           $ 4,739,000
                                         ===========     ===========      =======     ===========           ===========

Reserve for product returns and
     allowances                          $   377,000     $   350,000      $     -     $    43,000           $   684,000
                                         ===========     ===========      =======     ===========           ===========

(1) Uncollectible accounts written off, net of recoveries.
(2) Disposals of obsolete inventory.
(3) Subsidiary sold 10/1/98

                                  EXHIBIT INDEX

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

    *10.2 1993 Stock Option Plan, as amended - Incorporated by reference to
          Exhibit 10.2 filed under Form 10-Q for the period ended March 31, 1998.

    *10.3 Quad Systems Corporation Employee Stock Purchase Plan, as amended -
          Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-8 (No. 033-93436) filed with the Securities and Exchange Commission on May 25, 1999.

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

    10.16 Distribution agreement dated June 1, 1999 between the Registrant and Mirae Corporation for the appointment of the Company as Mirae's exclusive distributor of certain products in North America, South America, Europe, Africa, Israel and Turkey - Incorporated by reference to Exhibit 10.1 filed under Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 1999 (portions redacted pursuant to SEC order granting confidential treatment to certain provisions).

   o10.17 Reaffirmation of Term Loan agreement dated December 9, 1999.

   o10.18 Secured Line of Credit agreement dated January 7, 2000 between
          Registrant and Congress Financing Company.

    o21   Subsidiaries of the registrant.

    o23   Consent of Ernst & Young LLP.

    o27   Financial Data Schedule.


----------

* Constitutes compensatory plan or arrangement required to be filed as an exhibit to this form.

o    Filed herewith