Form 10-Q
period 1999-12-31
QUAD SYSTEMS CORP /DE/
filed 2000-02-09
CIK 899823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From __________________ to __________________

Commission file number          0-21504


                            QUAD SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      23-2180139
 -------------------------------                   ------------------
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

At February 4, 2000, 4,474,062 of the registrant's Common Stock $.03 par value were outstanding.

                                      INDEX



PART I. FINANCIAL INFORMATION                                       PAGE NUMBER
-----------------------------                                       -----------

ITEM 1.  Financial Statements

  Condensed Consolidated Balance Sheets at December 31, 1999 (Unaudited)
         and September 30, 1999..............................................3

  Condensed Consolidated Statements of Operations (Unaudited)
         for the three months ended December 31, 1999 and 1998...............4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the three months ended December 31, 1999 and 1998...............5

  Notes to Condensed Consolidated Financial Statements.......................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................8

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk.............13


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K...................................14

Signature...................................................................15

                            QUAD SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                        DECEMBER 31,       SEPTEMBER 30,
                                                                                           1999                1999
                                                                                           ----                ----
                                                                                        (UNAUDITED)
Current assets:
       Cash and cash equivalents                                                           $  2,172          $  2,890
       Accounts receivable, net                                                               8,308             9,695
       Inventory                                                                             16,309            16,446
       Other                                                                                  2,438             2,252
                                                                                           --------          --------
                 Total current assets                                                        29,227            31,283

Property and equipment
       at cost, less accumulated depreciation of $4,064
       at December 31, 1999 and $3,801 at September 30, 1999                                  2,308             2,497
                                                                                           --------          --------
                                                                                           $ 31,535          $ 33,780
                                                                                           ========          ========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
       Line of credit                                                                      $    500          $  1,318
       Accounts payable                                                                       5,074             3,887
       Accrued expenses                                                                       4,992             5,790
       Customer deposits                                                                        385               271
       Current portion of long-term debt                                                        635               636
       Deferred service revenue                                                               1,357               986
                                                                                           --------          --------
                 Total current liabilities                                                   12,943            12,888

Long-term debt, less current portion                                                            967             1,126
                                                                                           --------          --------
                 Total liabilities                                                           13,910            14,014

Stockholders' equity:
       Preferred Stock, par value $.01 per share; authorized shares:
           1,000,000; no shares issued at December 31, 1999 and September 30, 1999             --                --
       Common Stock, par value $.03 per share; authorized shares:
           15,000,000; shares issued: 4,474,062 at December 31, 1999
           and 4,444,072 at September 30, 1999                                                  134               133
       Additional paid-in-capital                                                            24,691            24,657
       Retained earnings                                                                     (6,981)           (4,906)
       Accumulated other comprehensive loss                                                    (219)             (118)
                                                                                           --------          --------
                 Total  stockholders' equity                                                 17,625            19,766
                                                                                           --------          --------
                                                                                           $ 31,535          $ 33,780
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

                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                      ----------------------------------
                                                                   DECEMBER 31,
                                                          1999                   1998
                                                          ----                   ----

Net sales                                              $    10,600          $    13,742
Cost of products sold                                        7,296               10,013
                                                       -----------          -----------
          Gross profit                                       3,304                3,729

Operating expenses:
     Engineering, research and development                   1,314                1,081
     Selling and marketing                                   2,761                2,606
     Administrative and general                              1,301                  840
                                                       -----------          -----------
                                                             5,376                4,527
                                                       -----------          -----------
          Loss from operations                              (2,072)                (798)
Gain on sale of  SMTech, Ltd.                                 --                 (8,269)
Interest expense (income), net                                   3                  (15)
                                                       -----------          -----------
Income (loss) before income taxes                           (2,075)               7,486
Income tax expense                                            --                  2,844
                                                       -----------          -----------
Net income (loss)                                      $    (2,075)         $     4,642
                                                       ===========          ===========

Net income (loss) per share:
     Basic                                             $     (0.47)         $      1.06
     Diluted                                           $     (0.47)         $      1.05

Weighted average number of shares outstanding:
     Basic                                               4,452,735            4,393,489
     Diluted                                             4,452,735            4,414,923



                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                              --------------------------
                                                                                     DECEMBER 31,
                                                                                1999               1998
                                                                                ----               ----
OPERATING ACTIVITIES
Net (loss) income                                                             $ (2,075)         $  4,642
Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                                263               281
      Provision for (recovery from) for losses on accounts receivable              109               (90)
      Provision for deferred income taxes                                         --                 444
      Gain on sale of SMTech, Ltd.                                                --              (5,127)
      Changes in operating assets and liabilities, net:
           Accounts receivable                                                   1,278               471
           Inventory                                                               137               705
           Other assets                                                           (287)              876
           Accounts payable                                                      1,187            (1,598)
           Accrued expenses                                                       (798)           (1,180)
           Customer deposits                                                       114              (204)
           Deferred service revenue                                                371                42
           Income taxes payable                                                   --              (1,353)
                                                                              --------          --------
Net cash provided by (used in) operating activities                                299            (2,091)

INVESTING ACTIVITIES
Proceeds from the sale of SMTech, Ltd.                                            --              14,762
Proceeds from the sale of equipment                                               --                  69
Purchases of property and equipment                                                (74)              (77)
                                                                              --------          --------
Net cash provided by (used in) investing activities                                (74)           14,754

FINANCING ACTIVITIES
Proceeds from line of credit                                                      (818)           (8,795)
Common Stock issued under employee benefit plans                                    35                66
Principal payments on long-term debt                                              (160)             (158)
                                                                              --------          --------
Net cash used in financing activities                                             (943)           (8,887)
                                                                              --------          --------
Net (decrease) increase  in cash and cash equivalents                             (718)            3,776
Cash and cash equivalents at beginning of period                                 2,890             2,116
                                                                              --------          --------
Cash and cash equivalents at end of period                                    $  2,172          $  5,892
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K containing Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements for the fiscal year ended September 30, 1999, together with notes thereto.


NOTE 2 INVENTORY

The components of inventory consist of the following (in thousands):

                                     DECEMBER 31,     SEPTEMBER 30,
                                        1999              1999
                                     -----------       ----------
Raw materials                         $ 5,799           $ 6,597
Work in process                         2,762             1,926
Finished products                       7,748             7,923
                                      -------           -------
                                      $16,309           $16,446
                                      =======           =======

NOTE 3 COMPREHENSIVE INCOME

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. The components of comprehensive income consist of the following (in thousands):

                                                   THREE MONTHS ENDED
                                                  ---------------------
                                                      DECEMBER 31,
                                                  1999             1998
                                                  ----             ----
Net (loss) income                               $(2,075)         $ 4,642

Foreign currency translation adjustment            (101)            (145)
                                                =======          =======
Comprehensive (loss) income                     $(2,176)         $ 4,497
                                                =======          =======

                            QUAD SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)

NOTE 4 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                             THREE MONTHS ENDED
                                       -------------------------------
                                                 DECEMBER 31,
                                          1999                  1998
                                          ----                  ----
Numerator:
    Net income (loss)                 $    (2,075)         $     4,642
                                      ===========          ===========

Denominator:
    Denominator for basic
    earnings(loss)
      Per share-weighted
      average shares                    4,452,735            4,393,489
    Effect of dilutive
    securities:
      Employee stock options
                                             --                 21,434
                                      -----------          -----------
    Dilutive potential Common
    Stock                                    --                 21,434
                                      -----------          -----------
    Denominator for diluted
    earnings(loss)
      Per share-weighted
      average shares                    4,452,735            4,414,923
                                      ===========          ===========

    Basic earnings (loss) per
    share                             $      (.47)         $      1.06
                                      ===========          ===========
    Diluted earnings (loss)
    per share                         $      (.47)         $      1.05
                                      ===========          ===========

Weighted average options to purchase 635,357 shares of Common Stock for the three-month period ended December 31, 1998, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive. For the three month period ended December 31, 1999, the Company reported a net loss, therefore, the effect of stock options and the Company's employee stock purchase plan have been excluded from the share base used to compute diluted loss per share, as the effect would be antidilutive.


NOTE 5 SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows (in thousands):

                                                        DECEMBER 31,
                                                     1999        1998
                                                     ----        ----
Cash paid during the period for:
Interest
                                                  $    54       $    95
                                                  ========      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
                                                   THREE MONTHS ENDED
                                                 ---------------------
                                                      December 31,
                                                 1999            1998
                                                 ----            ----
Net sales                                       100.0%          100.0%
Gross margin                                     31.2            27.1
Engineering, research and development            12.4             7.9
Selling and marketing                            26.0            19.0
Administrative and general                       12.3             6.1
Loss from operations                            (19.5)           (5.8)
Gain on sale of SMTech, Ltd.                      --             60.2
Income (loss) before income taxes               (19.6)           54.5
Net income (loss)                               (19.6)           33.8

Net sales for the first quarter of fiscal 2000 decreased by $3,100,000, a decrease of 22.8% as compared to the first quarter of fiscal 1999. The following table sets forth certain product lines sales for the periods indicated (in thousands):
                                                  THREE MONTHS ENDED
                                                 ---------------------
                                                      December 31,
                                                 1999           1998
                                                 ----           ----
Assemblers                                     $4,588         $8,258
Screen printers                                   705          1,466
Reflow ovens                                      462            772

     The Company believes that demand for the Company's SMT assembly equipment decreased as a result of the continuing impact of the severe market downturns in the electronics and semiconductor industries that commenced in fiscal year 1998 coupled with limited assembler product offerings capable of servicing medium to high volume manufacturing environments where low cost throughput (i.e. cost per placement sensitivity) is a primary concern. The Company's recently discontinued QSA-30 assembler addressed a small portion of this cost per placement sensitive sector. To meet this sector's requirements and to address competitive product offerings, the Company entered into a distribution agreement with Mirae Corporation that resulted in the Meridian Series of products. The Company has received significant purchase orders for its Meridian Series of products which have not been included in order bookings or backlog for the first quarter.
These purchase orders will be included in order bookings once the Company's recognition policies for new products are met. The Company anticipates revenue recognition on Meridian products in the second quarter of fiscal 2000, however there can be no assurance that the Company's revenue recognition policies will be met with respect to the Meridian Products.

Regarding decreased sales of screen printers, the sale of SMTech Limited ("SMTech") at the beginning of fiscal year 1999 has had a significant adverse impact on sales of screen printers, as the Company no longer manufactured and sold screen printers, although the Company realized a substantial gain on the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International sales represented approximately 36.6% and 42.0% of net sales for the first quarter of fiscal 2000 and 1999, respectively. The Company derives international sales from one wholly-owned U.K. foreign subsidiary that both manufactures and sells product, as well as from international sales shipped from its U.S. operation. The Company also derives a small level of sales from certain non-U.K. wholly-owned foreign subsidiaries.

With respect to the Company's product offerings, other than tapefeeders and screen printers, the Company attempts to maintain more than one qualified vendor for the manufacture of each fabricated part used in production of the Company's products. Certain parts, however currently are available from or have been subcontracted out to only one source. The Company has identified a possible delay in obtaining certain parts from one such sole source. Although the Company believes that it will be able to obtain alternate components from one or more alternate sources. Should the Company be unable to do so, causing interruptions in any of these supplies, or increases in costs of essential components, production delays or cost increases could result, which would have a materially adverse effect on the Company's business.

For the first quarter of fiscal 2000, gross margins improved to 31.2% from 27.1% in the first quarter of fiscal 1999. This improvement in the first quarter of fiscal 2000 resulted from a reduction in warranty costs and inventory reserve provisions. The Company believes this reduction in warranty costs is the result of the Company's ongoing efforts to improve product quality as discussed in previous public filings.

Engineering, research and development expenses increased $233,000 or 21.5% for the first quarter of fiscal 2000 over the first quarter of the prior year. This increase was the result of increased personnel and research and development expense related to key product development. The Company expects that engineering, research and development expenses will increase in the second quarter of fiscal 2000 as the Company funds the development of key products.

Selling and marketing expenses increased $155,000 or 5.9% for the first quarter of fiscal 2000 over the first quarter of fiscal 1999, as the Company continues to anticipate a market recovery. The Company expects that for the second quarter of fiscal 2000 overall selling and marketing expenses as a percentage of sales will increase due to higher commission expense associated with the Company's anticipated sales growth.

Administrative and general expenses increased $461,000 or 54.9% for the first quarter of fiscal 2000 as compared to the same quarter last year. This increase is due to additional provisions made for bad debt reserves and the absence of certain one-time cost savings that benefited the first quarter of fiscal 1999. The Company believes that administrative and general expenses in the second quarter will generally be in line with first quarter actual spending.

The Company did not record an income tax benefit in the first quarter of fiscal 2000 since the deferred tax asset from the current period net operating loss was offset by a one hundred percent valuation allowance, as the Company believes that the realization of the deferred tax asset is uncertain. Income taxes of $2,844,000 amounted to an effective tax rate of 38.0% for the first quarter of fiscal 1999 primarily related to the sale of the Company's printer subsidiary SMTech Limited. Income tax expense for the first quarter of fiscal 1999 differs from the amount that would result from applying the Federal statutory tax rate to pretax income primarily due to permanent differences in taxable income versus book income, partially offset by benefits realized from the Company's foreign sales corporation. The Company does not expect to incur any tax expense or benefit for the remainder of the fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BACKLOG

As of December 31, 1999, the Company's backlog of orders was $7.1 million, compared to $4.3 million as of September 30, 1999 and $6.9 million as of December 31, 1998. Bookings for the first quarter of fiscal 2000 were $13.5 million as compared to bookings of $11.8 million in the first quarter of fiscal 1999. The following table sets forth certain backlog information by product line for the periods indicated (in millions):

                                          December 31,
                                        1999         1998
                                        ----         ----
       Assemblers                     $  3.4       $  4.2
       Screen printers                   0.6          0.4
       Reflow ovens                      0.3          0.4


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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of December 31, 1999 was approximately $16.3 million, including cash and cash equivalent balances of $2.2 million. At September 30, 1999, the Company had working capital of $18.4 million, including cash and cash equivalent balances of $2.9 million. During the first quarter of fiscal 2000, net cash provided by operations amounted to $299,000. The cash provided by operations was largely due to better management of accounts receivable and accounts payable.

The Company had an unsecured revolving line of credit agreement which permitted borrowings up to a maximum of $10,000,000 and bore interest at the bank's base rate of interest or, at the Company's option, the bank's prime rate or LIBOR plus 1.30%, when the outstanding balance was greater than $500,000. This credit agreement was to expire in April 2000. This line of credit also contained various customary operating and reporting covenants and requires maintenance of certain financial ratios.

On October 27, 1999, the revolving line of credit agreement was replaced with a new secured revolving line of credit agreement. This new agreement permitted maximum borrowings up to $8,000,000 and was to expire on February 29, 2000. The maximum borrowings under this line of credit were based on a percentage of eligible accounts receivable and inventory. Interest was payable at LIBOR plus 2.50%. The agreement also contained various operating and reporting covenants and required the maintenance of certain financial ratios. Borrowings on this revolving line of credit agreement were $500,000 as of December 31, 1999.

On January 7, 2000, the Company entered into a revolving asset based line of credit agreement which permits borrowings up to a maximum of $12,000,000, based on a percentage of eligible accounts receivable and inventory. This revolving asset based line of credit expires on January 6, 2003. This agreement replaced the October 27, 1999 revolving line of credit agreement. The Company's obligations under the new line of credit are secured by a lien on all of the assets of the Company and its wholly-owned subsidiaries. The Company also pledged the outstanding shares of stock of and guarantees of the Company's wholly-owned subsidiaries. Interest costs are payable at either 0.25% above the bank's published prime rate or under selected circumstances LIBOR plus 2.75%. The interest rate will be reduced 0.25% provided no event of default has occurred and the Company meets a certain net income level for fiscal 2000. The agreement also contains various operating and reporting covenants and requires maintenance of a net tangible worth financial ratio. Borrowings as of February 8, 2000 were approximately $836,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company believes that its existing cash balances, cash flow from operations and its borrowing capacity from the new secured asset based line of credit will be sufficient for the Company to meet its working capital needs over the next twelve months.

DISTRIBUTION AGREEMENTS

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

During the spring of 1999, the Company notified Samsung of Samsung's non-compliance with certain quantity and quality requirements in its supply of tape feeders under the Feeder Supply Agreement. As required under the terms of the supply agreement, the Company supplied Samsung in late summer 1999 with its good faith requirements of the tape feeders for years three and four of the six year supply term. In late November, 1999 and on January 7, 2000, Samsung notified the Company of Samsung's disagreement with the Company's good faith purchase requirements and threatened to terminate the agreement and declare the Company in breach. The Company disputes Samsung's claims of non-compliance with the Feeder Supply Agreement and believes it has adequate defenses to such claims.

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

In addition to the component feeder supply agreement, the Company and Samsung have been involved in other product development programs, including a Joint Development and Distribution Agreement dated September 22, 1997 for the joint development and subsequent distribution of a high speed, high volume SMT assembler, designated as the QSA-60 (the "Development Agreement"). Pursuant to the Development Agreement, the Company and Samsung jointly participated in the development of a new SMT assembler, based in part on the QSA-30 assembler previously distributed by the Company. The Development Agreement also provided for the subsequent distribution of the developed product. The parties are currently in disagreement with respect to several issues relating to the Development Agreement, including the parties' respective liability for funding of the development project and their respective obligations relating to the future distribution of the developed product. Each of the parties

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

have claimed that the other has breached its obligations under the Development Agreement, and Samsung back in late November 1999 and on January 7, 2000 has threatened litigation with respect thereto claiming substantial damages. While the Company believes it has defenses to these claims asserted by Samsung, the resolution to the claims remains uncertain.

In conjunction with the sale of substantially all of the assets and business of its U.K. subsidiary SMTech to Speedline, Company entered into a supply agreement dated September 30, 1998 with Speedline for the purchase and resale of the former SMTech line of screen printers (the "Printer Supply Agreement"). The terms of the Printer Supply Agreement includes minimum purchase requirements for one specific printer, the AVX 500, and fixed pricing for all products, subject to periodic renegotiations by the parties.

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

Market and Other Risks

Quad's primary development and manufacturing activities are located in the United States. Sales of its products into international markets make Quad vulnerable to such factors as foreign currency exchange rates or weak economic conditions in such markets. Quad's operating results are exposed to changes in exchange rates between the U.S. dollar and U.K. pound sterling, and to a lessor extent other currencies in Western Europe, South America and Asia-Pacific. To a certain extent, foreign currency exchange rate movements affect Quad's competitive position, as exchange rate changes may influence business practices and/or pricing strategies of non-U.S. based competitors. In addition, transactions between the U.S. parent company and its international subsidiaries, which are generally denominated in U.S. dollars, are subject to gains or losses in the consolidated financial statements. Quad does not typically hedge these transactions but attempts to limit exposure to these situations by timely settlement of the U.S. dollar liabilities in the subsidiary locations.

YEAR 2000

The Company developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial, informational, and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and detailed plans for the required systems modifications or replacements have been completed. Progress against these plans were monitored and reported to management and to the Audit Committee of the Board of Directors on a periodic basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The Company's key suppliers have been queried as to their Year 2000 preparedness. All of the Company's key suppliers have answered affirmatively as to Year 2000 readiness. In addition, the Company has conducted an evaluation of the operating software used in the Company's products for possible Year 2000 issues. The Company has addressed the single deficiency identified during this evaluation. The cost of this project did not exceed $5,000. The Company does not believe that the operation of recently manufactured equipment sold to customers will be affected by the transition to the Year 2000. Accordingly, the Company has not and does not currently anticipate any material disruption in its business operations as a consequence of the Year 2000 issue.

The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures were expanded to include specific procedures for potential Year 2000 issues. Contingency plans to protect the business from Year 2000-related interruptions have been developed. These plans have been completed and include, for example, development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels.

FORWARD-LOOKING STATEMENTS

The discussions above regarding the Company's expectations of future sales and bookings, gross margins, operating expenses, success of the distribution arrangement with Mirae for the Meridian Series, Year 2000 compliance, the outlook for the SMT industry and sufficiency of working capital needs include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates for the SMT and APT industries and the intensity of competition, marketplace acceptance of and response to the Meridian Series, product development delays or performance problems from the Meridian Series, failure to comply with the requirements of the Loan and Security Agreement, product development delays or performance problems or difficulties in penetrating the APT market, difficulties or delays in software functionality and performance, the timing of future software releases, failure to respond adequately either to changes in technology or to customer preferences, foreign exchange rate fluctuations, risks of nonpayment of accounts receivable or changes in forecasted costs, including unexpected required additional engineering costs.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Disclosure about market risk is contained under "Market and Other Risks" in Item 2 above.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following Exhibits are furnished pursuant to Item 601 of Regulation
     S-K:

     Exhibit No. (27) Financial Data Schedule for Quarter Ended December 31,
     1999.


(b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         QUAD SYSTEMS CORPORATION



Date: February 9, 2000                    By:  \s\ ANTHONY R. DRURY
                                              ---------------------------------
                                                Anthony R. Drury
                                                Senior Vice President, Finance
                                                and Chief Financial Officer