Form 10-Q
period 2000-03-31
QUAD SYSTEMS CORP /DE/
filed 2000-05-10
CIK 899823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2000.

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the Transition Period From __________________ to __________________

Commission file number          0-21504


                            QUAD SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                    23-2180139
                --------                                    ----------
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

At May 4, 2000, 4,475,160 of the registrant's Common Stock $.03 par value were outstanding.

                                      INDEX



PART I. FINANCIAL INFORMATION                                      PAGE NUMBER
-----------------------------                                      -----------

ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets at March 31, 2000 (Unaudited)
             and September 30, 1999..........................................3

     Condensed Consolidated Statements of Operations (Unaudited)
             for the three and six months ended March 31, 2000 and 1999......4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the six months ended March 31, 2000 and 1999................5


     Notes to Condensed Consolidated Financial Statements....................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...............................8

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk .............14



PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders................15

ITEM 6.  Exhibits and Reports on Form 8-K...................................15

Signature...................................................................16

                                 QUAD SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS


                                                                                     MARCH 31,       SEPTEMBER 30,
                                                                                        2000             1999
                                                                                    -----------      -------------
                                                                                    (UNAUDITED)
Current assets:
       Cash and cash equivalents                                                       $  1,209       $  2,890
       Accounts receivable, net                                                           7,501          9,695
       Inventory                                                                         18,885         16,446
       Other                                                                              2,397          2,252
                                                                                       --------       --------
                 Total current assets                                                    29,992         31,283

Property and equipment at cost,
       less accumulated depreciation of $4,310
       at March 31, 2000 and $3,801 at September 30, 1999                                 2,176          2,497
                                                                                       --------       --------
                                                                                       $ 32,168       $ 33,780
                                                                                       ========       ========




                                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
       Line of credit                                                                  $  2,948       $  1,318
       Accounts payable                                                                   6,352          3,887
       Accrued expenses                                                                   4,934          5,790
       Deferred service revenue                                                           1,325            986
       Customer deposits                                                                    406            271
       Current portion of long-term debt                                                    636            636
                                                                                       --------       --------
                 Total current liabilities                                               16,601         12,888

Long-term debt, less current portion                                                        412          1,126
                                                                                       --------       --------
                 Total liabilities                                                       17,013         14,014

Stockholders' equity:
       Preferred Stock, par value $.01 per share; authorized shares:
           1,000,000; no shares issued at March 31, 2000 and September 30, 1999            --             --
       Common Stock, par value $.03 per share; authorized shares:
           15,000,000; shares issued and outstanding: 4,475,160 at March 31, 2000
           and 4,444,072 at September 30, 1999                                              134            133
       Additional paid-in capital                                                        24,693         24,657
       Accumulated deficit                                                               (9,219)        (4,906)
       Accumulated other comprehensive income (loss)                                       (453)          (118)
                                                                                       --------       --------
                  Total stockholders' equity                                             15,155         19,766
                                                                                       --------       --------
                                                                                       $ 32,168       $ 33,780
                                                                                       ========       ========

                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    -------------------------------     ------------------------------
                                                               MARCH 31,                           MARCH 31,
                                                        2000              1999             2000              1999
                                                        ----              ----             ----              ----


Net sales                                           $    11,148       $     9,388       $    21,748       $    23,130
Cost of products sold                                     7,787             7,504            15,083            17,517
                                                    -----------       -----------       -----------       -----------
          Gross profit                                    3,361             1,884             6,665             5,613

Operating expenses:
     Engineering, research and development                1,419             1,354             2,733             2,435
     Selling and marketing                                3,007             2,275             5,768             4,881
     Administrative and general                           1,132             1,403             2,433             2,243
                                                    -----------       -----------       -----------       -----------
                                                          5,558             5,032            10,934             9,559
                                                    -----------       -----------       -----------       -----------
      Loss from operations                               (2,197)           (3,148)           (4,269)           (3,946)

Gain on sale of  SMTech, Ltd.                              --                --                --               8,375
Interest income (expense), net                              (41)               36               (44)               51
                                                    -----------       -----------       -----------       -----------
Income (loss) before income taxes                        (2,238)           (3,112)           (4,313)            4,480
Income tax expense                                         --               3,688              --               6,638
                                                    -----------       -----------       -----------       -----------
Net loss                                            $    (2,238)      $    (6,800)      $    (4,313)      $    (2,158)
                                                    ===========       ===========       ===========       ===========

Net loss per share:
     Basic and diluted                              $     (0.50)      $     (1.54)      $     (0.97)      $     (0.49)

Weighted average number of shares outstanding:
     Basic and diluted                                4,474,229         4,414,091         4,463,684         4,403,790


                         QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                SIX MONTHS ENDED
                                                          -----------------------------
                                                                     MARCH 31,
                                                              2000            1999
                                                          -------------   -------------
OPERATING ACTIVITIES
Net loss                                                     $ (4,313)      $ (2,158)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                               510            916
      Recovery from losses on accounts receivable                 (36)          (173)
      Provision for deferred income taxes                        --            4,539
      Gain on sale of SMTech, Ltd.                               --           (5,127)
      Loss on sale of equipment                                  --               23
      Changes in operating assets and liabilities, net:
           Accounts receivable                                  2,230          3,819
           Inventory                                           (2,439)          (287)
           Other current assets                                  (480)           720
           Accounts payable                                     2,465           (362)
           Accrued expenses                                      (856)        (1,285)
           Customer deposits                                      135           (311)
           Deferred service revenue                               339             39
           Income taxes payable                                  --           (1,891)
                                                             --------       --------
Net cash used in operating activities                          (2,445)        (1,538)

INVESTING ACTIVITIES
Proceeds from the sale of SMTech, Ltd.                           --           14,050
Proceeds from the sale of equipment                              --               93
Purchases of property and equipment                              (189)          (229)
                                                             --------       --------
Net cash provided by (used in) investing activities              (189)        13,914

FINANCING ACTIVITIES
Net proceeds (repayments) on line of credit                     1,630         (8,670)
Common Stock issued under employee benefit plans                   37             66
Principal payments on long-term debt                             (714)          (316)
                                                             --------       --------
Net cash provided by (used in) financing activities               953         (8,920)

                                                             --------       --------
Net increase (decrease) in cash and cash equivalents           (1,681)         3,456
Cash and cash equivalents at beginning of period                2,890          2,116
                                                             --------       --------
Cash and cash equivalents at end of period                   $  1,209       $  5,572
                                                             ========       ========


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

The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K containing Management's Discussion and Analysis of Financial Condition and Results of Operations along with the financial statements for the fiscal year ended September 30, 1999, together with notes thereto.

NOTE 2 INVENTORY

The components of inventory consist of the following (in thousands):


                             MARCH 31,        SEPTEMBER 30,
                               2000               1999
                             -------            -------

Raw materials                  6,829            $ 6,597
Work in process                4,048              1,926
Finished products              8,008              7,923
                             -------            -------
                             $18,885            $16,446
                             =======            =======


NOTE 3 COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income (loss). The components of comprehensive income (loss) consist of the following (in thousands):


                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                           ----------------------     ---------------------
                                                   MARCH 31,                  MARCH 31,
                                              2000        1999           2000         1999
                                              ----        ----           ----         ----

Net loss                                   $(2,238)     $(6,800)       $(4,313)     $(2,158)
Foreign currency translation adjustment       (234)         132           (335)         (13)
                                           -------      -------        -------      -------
Comprehensive income (loss)                $(2,472)     $(6,668)       $(4,648)     $(2,171)
                                           =======      =======        =======      =======

NOTE 4 LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                ----------------------     ---------------------
                                                       MARCH 31,                  MARCH 31,
                                                  2000          1999         2000          1999
                                                  ----          ----         ----          ----
Numerator:
    Net loss                                    $(2,238)      $(6,800)     $(4,313)      $(2,158)
                                                =======       =======      =======       =======

Denominator:
   Denominator for basic loss
       per share-weighted average shares      4,474,229     4,414,091    4,463,684     4,403,790
                                              ---------     ---------    ---------     ---------

   Basic and diluted earnings loss per share   $ (0.50)      $ (1.54)     $ (0.97)      $ (0.49)
                                               =======       =======      =======       =======



The effect of dilutive securities for the periods indicated above were not included in the computation of diluted loss per share because they were antidilutive.

NOTE 5 SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows (in thousands):

                                                        MARCH 31,
                                                 -------------------
                                                   2000         1999
                                                   ----         ----

Cash paid during the period for:
     Interest                                     $101          $140
                                                  ====          ====

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


                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                       ------------------              ----------------
                                           March 31,                        March 31,
                                     2000            1999             2000           1999
                                     ----            ----             ----           ----
Net sales                            100.0%          100.0%          100.0%          100.0%
Gross margin                          30.1            20.1            30.6            24.3
Engineering, research and
  development                         12.7            14.4            12.6            10.5
Selling and marketing                 27.0            24.2            26.5            21.1
Administrative and general            10.2            14.9            11.2             9.7
Loss from operations                 (19.7)          (33.5)          (19.6)          (17.1)
Gain on sale of SMTech, Ltd.           --              --              --             36.2
Income (loss) before
  income taxes                       (20.1)          (33.1)          (19.8)           19.4
Net loss                             (20.1)          (72.4)          (19.8)           (9.3)


Net sales of $11,148,000 and $21,748,000 for the three and six months ended March 31, 2000 increased $1,760,000 and decreased $1,382,000, or 18.7% and 6.0%, compared to the second quarter and first six months of fiscal 1999, respectively. The following table sets forth certain product lines sales for the periods indicated (in thousands):

                            THREE MONTHS ENDED              SIX MONTHS ENDED
                            ------------------              ----------------
                                March 31,                       March 31,
                          2000           1999             2000            1999
                          ----           ----             ----            ----
Assemblers              $ 5,996         $ 4,786         $10,584         $15,693
Screen printers             743           1,183           1,448           2,649
Reflow ovens                432             864             894           1,636

The Company believes that its limited assembler product offerings capable of servicing medium to high volume manufacturing environments where low cost throughput (i.e. cost per placement sensitivity) is a primary concern has significantly impacted sales for the first six months of fiscal 2000. The Company's QSA-30 assembler, which had addressed a small portion of this cost per placement sensitive sector, was discontinued in 1999. To meet this sector's requirements and to address competitive product offerings, the Company entered into a distribution agreement with Mirae Corporation that resulted in the Meridian Series of products. The Company began recording bookings, backlog and sales on selected Meridian products in the second quarter of fiscal 2000. European sales were lower than expected due to the absence of CE compliant Meridian products. CE certification is a European market requirement for products to achieve certain electrical, emissions, and safety compliance levels. European customers equipment purchase criteria is geared more toward price/performance and until the Meridian products became CE compliant in late March 2000, the Company had no products to compete in this category of equipment. The Company anticipates bookings and revenue recognition on the remaining Meridian products during the second half of fiscal 2000; however, there can be no assurance that the Company's revenue recognition policies will be met with respect to these remaining Meridian products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Regarding decreased sales of screen printers, the sale of SMTech Limited ("SMTech") at the beginning of fiscal year 1999 has had a significant adverse impact on sales of screen printers, as the Company no longer manufactured and sold screen printers through this former subsidiary, although the Company realized a substantial gain on the sale. Sales of screen printers were also adversely affected as discussed in the Distribution Agreements section below.

International sales represented approximately 20.1% and 38.3% of net sales for the second quarter of fiscal 2000 and 1999, respectively, and 28.2% and 40.5% of net sales for the first six months of fiscal 2000 and 1999, respectively. The Company derives international sales from one wholly-owned UK foreign subsidiary that both manufactures and sells product, as well as from its US operation. The Company also derives a small level of sales from certain non-UK wholly-owned foreign subsidiaries. Sales into Europe decreased significantly due to the factors previously discussed.

Gross margin for the second quarter of fiscal 2000 increased to 30.1% from 20.1% and to 30.6 % from 24.3% when comparing the three and six months periods ended March 31, 2000 to March 31, 1999. In the second quarter of fiscal 1999, gross margins were affected by inventory provisions for product obsolescence totaling $400,000. Excluding these inventory provisions, gross margin for the second quarter and first six months of fiscal 1999 was 25.9% and 28.2%, respectively. The Company believes ongoing efforts to improve product quality, as discussed in previous public filings, has led to improved margins. The Company also believes that its gross margins for the third fiscal quarter could be lower than the second fiscal quarter because of continued introductory pricing on Meridian products as well as a shift in sales mix as sales of higher margin spare parts and accessories may represent a smaller portion of net sales.

Engineering, research and development expenses increased $65,000 or 4.8% and $298,000 or 12.2% for the second quarter and first six months of fiscal 2000, respectively, compared to the same periods of the prior year. These increases were the result of increased personnel, which affects salaries and fringe benefits, as well as research and development expense related to key product development and enhancements. Engineering, research and development expenses increased $105,000 or 8.0% for the second quarter compared to the first quarter of fiscal 2000 as the Company continued its funding of key product development and enhancements.

Selling and marketing expenses increased $732,000 or 32.2% and $887,000 or 18.2% for the second quarter and first six months of fiscal 2000, respectively, compared to the same periods last year, primarily as a result of an increase in sales and service personnel in anticipation of increased sales of Meridian products. Additionally, sales commissions for the second quarter of fiscal 2000 were higher due to increased sales coupled with higher adjusted commission rates. The Company expects that selling and marketing expenses could increase in the third and fourth quarter of fiscal 2000, due to higher sales projections.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Administrative and general expenses decreased $271,000 or 19.3% for the second quarter of fiscal 2000 but increased $190,000 or 8.5% for the first six months of fiscal 2000, compared to the same periods last year. The decrease in the second fiscal quarter primarily relates to a reduction in bad debt provisions attributable to a reduction of accounts receivable and to the absence this year of a one time cost amounting to $411,000 for the write off of goodwill, as management believed the carrying value of this asset was not recoverable.

The Company did not record an income tax benefit in the three and six month periods ended March 31, 2000, since the deferred tax asset from the current periods net operating loss was fully offset by a valuation allowance, as the Company believes that the realization of the deferred tax asset is uncertain. The Company does not expect to incur any tax expense or benefit for the remainder of the fiscal year.

BACKLOG

As of March 31, 2000, the Company's backlog of orders was $7.2 million, compared to $7.1 million as of December 31, 1999 and $6.2 million as of March 31, 1999. Bookings for the second quarter of fiscal 2000 were $11.3 million, as compared to bookings of $8.7 million in the second quarter of fiscal 1999. The following table sets forth certain backlog information by product line for the periods indicated (in thousands):

                                        March 31,
                                  ------------------------
                                  2000               1999
                                  ----               ----
      Assemblers                  $3,867            $3,205
      Screen printers                 67               605
      Reflow ovens                    73               389

The sale of SMTech at the beginning of fiscal 1999 has had a significant impact on booking and backlog of screen printers. The remainder of backlog, not delineated above, consists of other products such as assembler options, spare parts and QuadCare, a service and support program covering all of the Company's products. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period. Backlog therefore may not necessarily be indicative of future sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of March 31, 2000 was $13.4 million, including cash balances of approximately $1.2 million. At September 30, 1999, the Company had working capital of $18.4 million, including cash balances of $2.9 million. During the first six months of fiscal 2000, net cash used in operations amounted to $2.4 million. The cash used in operations was partially financed by the Company's current asset-based line of credit. As of March 31, 2000, the outstanding line of credit balance totaled $2.9 million.

On October 27, 1999, the Company obtained a new secured revolving line of credit agreement. This new agreement permitted maximum borrowings up to $8 million and was to expire on February 29, 2000. The maximum borrowings under this line of credit were based on a percentage of eligible accounts receivable and inventory. Interest was payable at LIBOR plus 2.50%. The agreement also contained various operating and reporting covenants and required the maintenance of certain financial ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On January 7, 2000, the Company entered into a revolving asset based line of credit agreement, which permits borrowings up to a maximum of $12 million, based on a percentage of eligible accounts receivable and inventory. This revolving asset based line of credit expires on January 6, 2003. This agreement replaced the October 27, 1999 revolving line of credit agreement. The Company's obligations under the new line of credit are secured by a lien on all of the assets of the Company and its wholly-owned subsidiaries. The Company also pledged the outstanding shares of stock of and guarantees of the Company's wholly-owned subsidiaries. Interest costs are payable at either 0.25% above the bank's published prime rate or under selected circumstances LIBOR plus 2.75%. The interest rate will be reduced 0.25% provided no event of default has occurred and the Company meets a certain net income level for fiscal 2000. The agreement also contains various operating and reporting covenants and requires maintenance of a net tangible worth financial ratio.

The Company believes that its existing cash balances, cash flow from operations and its borrowing capacity from the new secured asset based line of credit will be sufficient for the Company to meet its working capital needs for the remainder of the fiscal year.

PENDING ACCOUNTING CHANGES

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 requires companies to meet certain customer acceptance provisions prior to revenue being recognized. SAB 101 is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, which is the Company's December 31, 2000 fiscal quarter. The Company intends to adopt the bulletin, however, the Company has not yet determined its effect on the financial statements.

DISTRIBUTION AGREEMENTS

Under a long-term supply agreement with the Company executed in June 1996 (the "Feeder Supply Agreement"), Samsung Techwin Corporation, Ltd. (formerly known as Samsung Aerospace Industries Ltd.) ("Samsung") is the Company's sole supplier of electronic component tape feeders, which are used in conjunction with the Company's SMT assembler products and are sold on a stand-alone basis. The Feeder Supply Agreement carries a six-year term with minimum purchase requirements and provides for revised product pricing every two years during the term of the Feeder Supply Agreement. Deliveries under the agreement commenced in fiscal year 1997, with the first two years of the six year supply period ending in June 2000. The Company's electronic tape feeders are available in 8mm, 12mm, 16mm, 24mm, 32mm, 44mm and other special formats and are compatible with all Quad assembly systems, although certain of the Meridian Series of products work at their optimal performance level in conjunction with a modified tape feeder product currently manufactured and supplied by Samsung. In addition, the Company offers docking feeder carts that can be loaded with tape feeders off-line and rapidly rolled into place to prepare the assembler to populate a new Printed Wiring Board ("PWB"). This feature can greatly reduce the time involved in changing over the assembler from assembling one PWB to another.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the spring of 1999, the Company notified Samsung of Samsung's non-compliance with certain quantity and quality requirements in its supply of tape feeders under the Feeder Supply Agreement. As required under the terms of the Feeder Supply Agreement, the Company supplied Samsung in late summer 1999 with its good faith requirements of the tape feeders for years three and four of the six year supply term. In late November 1999, Samsung notified the Company of Samsung's disagreement with the Company's good faith purchase requirements and threatened to terminate the Feeder Supply Agreement and declare the Company in breach. The Company and Samsung have been attempting to resolve the disputes described above and are negotiating the terms under which Samsung will continue to supply tape feeders to the Company. On April 20, 2000, however, the Company received a letter from Samsung advising the Company that it was in breach of the Feeder Supply Agreement and notifying the Company that Samsung would terminate the Feeder Supply Agreement if the Company did not provide a forecast of its requirements for tape feeders for the second year of the second supply term within 30 days. Although the Company believes that it has fully complied with the requirements of the Feeder Supply Agreement, it intends to provide the requested forecast within the thirty-day period. The Company disputes Samsung's claims of non-compliance with the Feeder Supply Agreement and believes it has adequate defenses to such claims.

A disruption of the supply of component tape feeders, whether through a termination of the Feeder Supply Agreement or otherwise, could adversely affect the ability of the Company to meet its customers' needs and therefore, could adversely affect the Company's revenues and earnings. If Samsung were to stop supplying the Company with component tape feeders, the Company has the right under the tape feeder supply agreement to resume manufacturing or use alternative suppliers. The Company believes it has sufficient access to alternative sources of component tape feeders to meet its needs should any disruption in supply from Samsung occur, although there can be no assurance that such alternate sources will be available or will be sufficient to meet the Company's requirements.

In April 2000, Samsung delivered a Request for Arbitration and Statement of Claim (the "Request for Arbitration") to the Company with respect to a dispute regarding a proposed September 1997 joint development with Samsung of a high speed, high volume SMT assembler, designated as the QSA-60 (the "Development Agreement"). The Request for Arbitration arises out of the parties' previously disclosed disagreements with respect to several issues relating to the Development Agreement, including the parties' respective obligations relating to development funding of the QSA-60 and any future distribution of the developed product. Each of the parties had previously asserted that the other had breached its obligations under the Development Agreement and, in late November 1999 and in early January 2000, Samsung had made claims of substantial damages and had threatened litigation with respect thereto, as disclosed in the Company's annual 10-K filing for its 1999 fiscal year-end.

The Company believes it has meritorious defenses and counterclaims and intends to vigorously defend itself during the arbitration; therefore, no provision for this matter has been recorded to date, although no assurance of an outcome favorable to the Company can be made. The Request for Arbitration does not involve any current or previously distributed Company products. The Company currently maintains other business arrangements with Samsung that are not affected by this action.

In conjunction with the sale of substantially all of the assets and business of its U.K. subsidiary, SMTech, to Speedline Technologies, Inc. ("Speedline") in October 1998, the Company entered into a supply agreement dated September 30, 1998 with Speedline for the purchase and resale of the former SMTech line of screen printers (the "Printer Supply Agreement"). The terms of the Printer Supply Agreement includes minimum purchase requirements for one specific printer, the AVX 500, and fixed pricing for all products, subject to periodic renegotiations by the parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Within the first six months of commencement of the Printer Supply Agreement, Speedline adjusted its selling prices on the Speedline equivalent of the AVX 500 to its customers to levels approximately equal to the fixed pricing paid for the printer by the Company under the Printer Supply Agreement. This action forced the Company to lower its selling prices of the AVX 500 to levels that resulted in marginal income and occasional losses to the Company in order to compete with Speedline. As a result, during the first supply term ending November 1999, the Company purchased only 17 units of the minimum purchase requirement of 40 units.

Approximately 7% of the Company's net sales in the first six months of fiscal year 2000 and 10% of the Company's fiscal year 1999 net sales were attributable to sales of screen printers. Consequently, a disruption of the supply of screen printers from Speedline could adversely affect the ability of the Company to meet its customers' needs and could adversely affect the sale of the Company's other products. If Speedline were to stop supplying the Company with screen printers, the Company has the right to use alternative suppliers. The Company believes that there are other suitable screen printer products that can be obtained from other screen printer manufacturers.

MARKET AND OTHER RISKS

Quad's primary development and manufacturing activities are located in the United States. Sales of its products into international markets make Quad vulnerable to such factors as foreign currency exchange rates or weak economic conditions in such markets. Quad's operating results are exposed to changes in exchange rates especially between the U.S. dollar and the U.K. Pound Sterling and Euro, and to a lesser extent other currencies in Western Europe, South America and Asia-Pacific. To a certain extent, foreign currency exchange rate movements affect Quad's competitive position, as exchange rate changes may influence business practices and/or pricing strategies of non-U.S. based competitors. In addition, transactions between the U.S. parent company and its international subsidiaries, which are generally denominated in U.S. dollars, are subject to gains or losses in the consolidated financial statements. Quad does not typically hedge these transactions but attempts to limit exposure to these situations by timely settlement of the U.S. dollar liabilities in the subsidiary locations.

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $145,000 through March 31, 2000 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS

The discussions above regarding the Company's expectations of future sales and bookings, gross margins, operating expenses, success of the distribution arrangement with Mirae for the Meridian Series, the outcome of the Arbitration, Year 2000 compliance, the outlook for the SMT industry and sufficiency of working capital needs include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect the realization of such expectations are variations in the level of order bookings, which can be affected by general economic conditions and growth rates for the SMT and APT industries and the intensity of competition, marketplace acceptance of and response to the Meridian Series, product development delays or performance problems from the Meridian Series, failure to comply with the requirements of the Loan and Security Agreement, the exact findings or rulings yet to be rendered by an independent arbitrator, product development delays or performance problems or difficulties in penetrating the APT market, difficulties or delays in software functionality and performance, the timing of future software releases, failure to respond adequately either to changes in technology or to customer preferences, foreign exchange rate fluctuations, risks of nonpayment of accounts receivable or changes in forecasted costs, including unexpected required additional engineering costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

Disclosure about market risk is contained under "Market and Other Risks" in Item 2 above.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 8, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders voted upon the following matter:

        1.  Election of four directors.

        In the election of directors, the holders of Common Stock voted as follows:

              NAME                     VOTES FOR         VOTES WITHHELD
              ----                     ---------         --------------

       Roger E. Gower                  4,249,058              11,046
       Robert P. Pinkas                4,171,058              89,046
       Theodore J. Shoneck             4,249,258              10,846
       David H. Young                  4,171,258              88,846


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

          Exhibit No. (27) Financial Data Schedule for Quarter Ended March 31, 2000.

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the period covered by this report.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     QUAD SYSTEMS CORPORATION



Date: May 9, 2000                    By:   /s/ ANTHONY R. DRURY
                                        --------------------------------
                                         Anthony R. Drury
                                         Senior Vice President, Finance
                                         and Chief Financial Officer