Form 10-Q
period 2000-06-30
QUAD SYSTEMS CORP /DE/
filed 2000-08-08
CIK 899823

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q


[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2000.

                                   or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

     For the Transition Period From __________________ to __________________


Commission file number      0-21504


                            QUAD SYSTEMS CORPORATION
                            ------------------------
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

At August 4, 2000, 4,505,397 of the registrant's Common Stock $.03 par value were outstanding.

                                 INDEX


PART I. FINANCIAL INFORMATION                                       PAGE NUMBER



ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets at June 30, 2000 (Unaudited) and
          September 30, 1999 ..............................................  3

     Condensed Consolidated Statements of Operations (Unaudited)
          for the three and nine months ended June 30, 2000 and 1999.......  4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the nine months ended June 30, 2000 and 1999 ................  5

     Notes to Condensed Consolidated Financial Statements (Unaudited)......  6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  8

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk........ 14


PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K................................   15

Signature................................................................   16

                           QUAD SYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In Thousands, Except Share and Per Share Amounts)

                                     ASSETS

                                                           June 30,    September 30,
                                                             2000          1999
                                                          ---------    ------------
                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                            $   1,041     $   2,890
     Accounts receivable, net                                 9,561         9,695
     Inventory                                               18,970        16,446
     Other                                                    2,107         2,252
                                                          ---------     ---------
               Total current assets                          31,679        31,283

Property and equipment, at cost
     less accumulated depreciation of $4,558
     at June 30, 2000 and $3,801 at September 30, 1999        2,230         2,497
                                                          ---------     ---------
                                                          $  33,909     $  33,780
                                                          =========     =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit                                       $   3,697     $   1,318
     Accounts payable                                         8,710         3,887
     Accrued expenses                                         4,738         5,790
     Deferred service revenue                                 1,447           986
     Customer deposits                                          841           271
     Current portion of long-term debt                          637           636
                                                          ---------     ---------
               Total current liabilities                     20,070        12,888

Long-term debt, less current portion                            253         1,126
                                                          ---------     ---------
               Total liabilities                             20,323        14,014

Stockholders' equity:
     Preferred Stock, par value $.01 per share;
       authorized shares: 1,000,000; no shares issued
       at June 30, 2000 and September 30, 1999                   -            -
     Common Stock, par value $.03 per share;
       authorized shares: 15,000,000;
       shares issued: 4,505,397 at June 30, 2000
       and 4,444,072 at September 30, 1999                      135           133
     Additional paid-in-capital                              24,727        24,657
     Accumulated Deficit                                    (10,748)       (4,906)
     Accumulated other comprehensive loss                      (528)         (118)
                                                          ---------     ---------
               Total  stockholders' equity                   13,586        19,766
                                                          ---------     ---------
                                                          $  33,909     $  33,780
                                                          =========     =========

                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                     Three Months Ended                   Nine Months Ended
                                               --------------------------------    --------------------------------
                                                          June 30,                            June 30,
                                                   2000               1999              2000              1999
                                                -----------        -----------      -----------       -----------
Net sales                                       $    15,026        $    10,283      $    36,774       $    33,413
Cost of products sold                                10,689              8,203           25,772            25,720
                                                -----------        -----------      -----------       -----------
        Gross profit                                  4,337              2,080           11,002             7,693

Operating expenses:
     Engineering, research and development            1,336              1,247            4,069             3,682
     Selling and marketing                            3,002              2,118            8,770             6,999
     Administrative and general                       1,436              1,195            3,869             3,438
                                                -----------        -----------      -----------       -----------
                                                      5,774              4,560           16,708            14,119
                                                -----------        -----------      -----------       -----------
        Loss from operations                         (1,437)            (2,480)          (5,706)           (6,426)
Gain on sale of SMTech, Ltd.                              -                  -                              8,375
Interest (expense) income, net                          (93)                47             (136)               98
                                                -----------        -----------      -----------       -----------
Income (loss) before income taxes                    (1,530)            (2,433)          (5,842)            2,047
Income tax expense                                        -                  -                -             6,638
                                                -----------        -----------      -----------       -----------
Net loss                                        $    (1,530)       $    (2,433)     $    (5,842)      $    (4,591)
                                                ===========        ===========      ===========       ===========

Net loss per share:
     Basic and Diluted                          $     (0.34)       $     (0.55)     $     (1.31)      $     (1.04)

Weighted average number of shares outstanding:
     Basic and Diluted                            4,483,563          4,423,975        4,467,508         4,417,108


                            See accompanying notes.

                            QUAD SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                       ---------------------------
                                                                                June 30,
                                                                          2000           1999
                                                                       ----------     ----------
Operating Activities
Net loss                                                                $  (5,842)    $  (4,591)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                           757         1,181
      Provision for (recovery from) for losses on accounts receivable         (23)         (130)
      Provision for deferred income taxes                                       -         4,539
      Gain on sale of SMTech, Ltd.                                              -        (5,127)
      Changes in operating assets and liabilities, net:
           Accounts receivable                                                157         4,131
           Inventory                                                       (2,524)          946
           Other assets                                                      (265)          778
           Accounts payable                                                 4,823          (893)
           Accrued expenses                                                (1,052)       (1,952)
           Customer deposits                                                  570          (311)
           Deferred service revenue                                           461            13
           Income taxes payable                                                 -          (946)
                                                                        ----------    ----------
Net cash used in operating activities                                      (2,938)       (2,362)

Investing Activities
Proceeds from the sale of SMTech, Ltd.                                          -        14,050
Proceeds from the sale of equipment                                             -           122
Purchases of property and equipment                                          (490)         (739)
                                                                        ----------    ----------
Net cash (used in) provided by investing activities                          (490)       13,433

Financing Activities
Proceeds from (repayments of) line of credit                                2,379        (7,170)
Common Stock issued under employee benefit plans                               72           112
Principal payments on long-term debt                                         (872)         (475)
                                                                        ----------    ----------
Net cash provided by (used in) financing activities                         1,579        (7,533)

                                                                        ----------    ----------
Net (decrease) increase in cash and cash equivalents                       (1,849)        3,538
Cash and cash equivalents at beginning of period                            2,890         2,116
                                                                        ----------    ----------
Cash and cash equivalents at end of period                              $   1,041     $   5,654
                                                                        ==========    =========

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

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K containing Management's Discussion and Analysis of Financial Condition and Results of Operations along with the financial statements for the fiscal year ended September 30, 1999, together with notes thereto.


Note 2  Inventory

The components of inventory consist of the following (in thousands):


                                      June 30,        September 30,
                                        2000             1999
                                     -----------       ----------
Raw materials                         $ 5,820           $ 6,597
Work in process                         1,992             1,926
Finished products                      11,158             7,923
                                      -------           -------
                                      $18,970           $16,446
                                      =======           =======






Note 3  Comprehensive Income (Loss)

SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income (loss). The components of comprehensive income (loss) consist of the following (in thousands):



                                             Three Months Ended          Nine Months Ended
                                           ----------------------     ---------------------
                                                   June 30,                  June 30,
                                              2000        1999           2000         1999
                                              ----        ----           ----         ----

Net loss                                   $(1,530)     $(2,433)       $(5,842)     $(4,591)
Foreign currency translation adjustment        (75)        (206)          (410)        (219)
                                           -------      -------        -------      -------
Comprehensive loss                         $(1,605)     $(2,639)       $(6,252)     $(4,810)
                                           =======      =======        =======      =======

                            QUAD SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)


Note 4  Net Loss Per Share


The following table sets forth the computation of basic and diluted net loss per share:

                                                  Three Months Ended          Nine Months Ended
                                                ----------------------     ---------------------
                                                       June 30,                   June 30,
                                                  2000          1999         2000          1999
                                                  ----          ----         ----          ----
Numerator:
    Net loss                                    $(1,530)      $(2,433)     $(5,842)      $(4,591)
                                                =======       =======      =======       =======

Denominator:
   Denominator for basic loss
       per share-weighted average shares      4,483,563     4,423,975    4,467,508     4,417,108
                                              ---------     ---------    ---------     ---------

   Basic and diluted earnings loss per share   $ (0.34)      $ (0.55)     $ (1.31)      $ (1.04)
                                               =======       =======      =======       =======



The effect of dilutive securities for the periods indicated above were not included in the computation of diluted loss per share because they were antidilutive.


Note 5 Supplemental Disclosures to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows (in thousands):


                                                       June 30,
                                                  ------------------
                                                   2000         1999
                                                   ----         ----

Cash paid during the period for:
     Interest                                     $253          $207
                                                 =====       =======
     Income taxes received                       $(231)      $(1,038)
                                                 =====       =======

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

                              Three Months Ended    Nine Months Ended
                              ------------------    -----------------
                                   June 30,              June 30,
                               2000       1999       2000       1999
                              ------     ------     ------     ------
Net sales                     100.0%     100.0%     100.0%     100.0%
Gross margin                   28.9       20.2       29.9       23.0
Engineering, research and
  development                   8.9       12.1       11.1       11.0
Selling and marketing          20.0       20.6       23.8       20.9
Administrative and general      9.6       11.6       10.5       10.3
Loss from operations           (9.6)     (24.1)     (15.5)     (19.2)
Gain on sale of SMTech, Ltd.    --         --         --        25.1
Income (loss) before income   (10.2)     (23.7)     (15.9)       6.1
  taxes
Net loss                      (10.2)     (23.7)     (15.9)     (13.7)


Net sales of $15,026,000 and $36,774,000 for the three and nine months ended June 30, 2000 increased $4,743,000 and $3,361,000, or 46.1% and 10.1%, compared to the third quarter and first nine months of fiscal 1999, respectively. The following table sets forth certain product line sales for the periods indicated (in thousands):

                              Three Months Ended    Nine Months Ended
                              ------------------   -----------------
                                   June 30,              June 30,
                               2000      1999        2000       1999
                              ------    ------     -------    -------
Assemblers                    $8,383    $5,092     $18,966    $18,136
Screen printers                  968       940       2,416      3,589
Reflow ovens                     341       420       1,235      2,056

Sales of assemblers in the third quarter of fiscal 2000 increased to $8.4 million from $6.0 million in the second quarter of fiscal 2000 and from $5.1 million in the third quarter of fiscal 1999. This increase in assembler sales was due to successes in the introduction and ramp in sales of the Meridian Series of products. Meridian products service customers in the medium to high volume SMT environments, where low cost throughtput (i.e. cost per placement sensitivity) is a primary concern. The Company's QSA-30 assembler, which had addressed a small portion of this cost per placement sensitive sector, was discontinued in 1999. To meet this sector's requirements and to address competitive product offerings, the Company entered into a distribution agreement with Mirae Corporation that resulted in the Meridian Series of products. The Company began recording bookings, backlog and sales on selected Meridian products in the second quarter of fiscal 2000 and currently is revenue recognizing sales, bookings and backlog on six Meridian products. European sales for the third fiscal quarter of 2000 were significantly higher due to the completion and introduction of CE compliant Meridian products. CE certification is a European market requirement for products to achieve certain electrical, emissions and safety compliance levels. European customers equipment purchase criteria is geared more toward price/performance and until the Meridian products became CE compliant in late March 2000, the Company had no products to compete in this category of equipment. The Company anticipates bookings and revenue recognition on the remaining Meridian product during the first quarter of fiscal 2001; however,

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

there can be no assurance that the Company's revenue recognition policies will be met with respect to this remaining Meridian product.

The sale of SMTech Limited ("SMTech") at the beginning of fiscal year 1999 has had a significant adverse impact on sales of screen printers, as the Company no longer manufactured or sold screen printers through this former subsidiary, although the Company realized a substantial gain on the sale. Sales of screen printers were also adversely affected as discussed below in the Distribution Agreements section.

International sales represented approximately 34.1% and 55.2% of net sales for the third quarter of fiscal 2000 and 1999, respectively, and 30.6% and 45.0% of net sales for the first nine months of fiscal 2000 and 1999, respectively. The Company currently derives international sales from one wholly-owned UK subsidiary that both manufactures and sells product, and from its US operation. The Company also derives a small level of sales from certain non-UK wholly-owned foreign subsidiaries. Sales into Europe decreased significantly due to the sale of SMTech and the other factors previously discussed.

Gross margin for the third quarter of fiscal 2000 increased to 28.9% from 20.2% and to 29.9% from 23.0% compared to the three and nine months periods ended June 30, 2000 to June 30, 1999. In fiscal 1999, gross margins were affected by inventory provisions for product obsolescence. Excluding these inventory provisions, gross margins for the third quarter and first nine months of fiscal 1999 were 23.6% and 25.3%, respectively. The Company believes ongoing efforts to improve product quality, as discussed in previous public filings, has led to improved margins. The Company also believes, however, that its gross margins for the fourth fiscal quarter of fiscal 2000 may be lower than the third fiscal quarter because of continued introductory marketing of Meridian products and a continuing shift in product mix toward Meridian assembler sales.

Engineering, research and development expenses increased $89,000 or 7.1% and $387,000 or 10.5% for the third quarter and first nine months of fiscal 2000, respectively, compared to the same periods of the prior year. These increases were the result of increased personnel, which affected salaries and fringe benefits, as well as research and development expenses related to key product development and enhancements.

Selling and marketing expenses increased $884,000 or 41.8% and $1,771,000 or 25.3% for the third quarter and first nine months of fiscal 2000, respectively, compared to the same periods last year, primarily as a result of an increase in sales, related commissions and service personnel in support of increased sales. The Company expects that selling and marketing expenses could increase in the fourth quarter of fiscal 2000 if anticipated sales increases are achieved. However, the Company also believes operating expenses, as a percentage of sales, could decrease as a result of these anticipated higher sales levels. There can be no assurance, however, that such increased sales levels in fact will occur.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Administrative and general expenses increased $241,000 or 20.2% and $431,000 or 12.5% for the third quarter and first nine months of fiscal 2000, compared to the same periods last year. The increase primarily relates to a reduced recovery in the provision for bad debts, which is attributable to an increase in the accounts receivable balance at the end of the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999, due to higher sales. The Company believes that administrative and general expenses for the fourth fiscal quarter could increase as a result of anticipated sales increases and arbitration expenses related to the Company's continuing dispute with Samsung.

The Company did not record an income tax benefit in the three and nine month periods ended June 30, 2000, since the deferred tax asset from the current period's net operating loss was fully offset by a valuation allowance, as the Company believes that the realization of the deferred tax asset is uncertain. The Company does not expect to incur any tax expense or benefit for the remainder of the fiscal year.

Backlog

As of June 30, 2000, the Company's backlog of orders was $8.2 million, compared to $7.2 million as of March 31, 2000 and $5.5 million as of June 30, 1999. Bookings for the third quarter of fiscal 2000 were $16.0 million, as compared to bookings of $9.7 million in the third quarter of fiscal 1999. The following table sets forth certain backlog information by product line for the periods indicated (in thousands):

                                  June 30,
                               2000      1999
                              ------    ------
     Assemblers               $5,153    $3,002
     Screen printers             187       351
     Reflow ovens                165        61

The sale of SMTech at the beginning of fiscal 1999 has had a significant impact on bookings and backlog of screen printers. The remainder of backlog, not delineated above, consists of other products such as assembler options, spare parts and QuadCare, a service and support program covering all of the Company's products. It has been the Company's experience that purchasers of capital equipment have not issued purchase orders calling for delivery of products over an extended period. Backlog therefore may not necessarily be indicative of future sales.

Liquidity and Capital Resources

The Company's working capital as of June 30, 2000 was $11.6 million, including cash balances of approximately $1.0 million. At September 30, 1999, the Company had working capital of $18.4 million, including cash balances of $2.9 million. During the first nine months of fiscal 2000, net cash used in operations amounted to $2.9 million. The cash used in operations was partially financed by the Company's current asset-based line of credit with Congress Financial Corporation, further described below. As of June 30, 2000, the outstanding line of credit balance was approximately $3.7 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Effective July 1, 2000, the Company signed an amendment to its Loan and Security Agreement ("Agreement") with Congress Financial Corporation. This amendment includes an adjustment to the financial covenant under the original Agreement signed on January 7, 2000. The amended Agreement permits borrowings up to a maximum of $11.5 million, based on a percentage of eligible accounts receivable and inventory. Interest costs are payable at either 0.75% above the bank's published prime rate or under selected circumstances LIBOR plus 3.25%. The interest rate will be reduced 0.5% if the Company remains in compliance with the Agreement as amended through March 31, 2001. The Company is in compliance with the Agreement.

The Company believes that its existing cash balances, cash flow from operations and its borrowing capacity from the Agreement should be sufficient for the Company to meet its working capital needs for the remainder of the fiscal year. Additionally, based on certain management assumptions and its current sales and marketing plan, the Company should continue to have adequate working capital to meet its working capital needs for the next twelve months. Failure to meet such sales and marketing plans would have a material adverse effect on the Company's working capital needs.

Pending Accounting Changes

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 requires companies to meet certain customer acceptance provisions prior to revenue being recognized. SAB 101 is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, which for the Company ends December 31, 2000 fiscal quarter. The Company intends to adopt the bulletin and is in the process of evaluating its impact, if any, on the financial statements.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the spring of 1999, the Company notified Samsung of Samsung's non-compliance with certain quantity and quality requirements in its supply of tape feeders under the Feeder Supply Agreement. As required under the terms of the Feeder Supply Agreement, the Company supplied Samsung in late summer 1999 with its good faith requirements of the tape feeders for years three and four of the six year supply term. In late November 1999, Samsung notified the Company of Samsung's disagreement with the Company's position regarding its good faith purchase requirements and threatened to terminate the Feeder Supply Agreement and declare the Company in breach. On April 20, 2000 the Company received a letter from Samsung advising the Company that it was in breach of the Feeder Supply Agreement and notifying the Company that Samsung would terminate the Feeder Supply Agreement if the Company did not provide a forecast of its requirements for tape feeders for the fourth year within 30 days. Although the Company believes that it has fully complied with the requirements of the Feeder Supply Agreement, the Company provided the requested forecast within the thirty-day period. The Company and Samsung have reached an agreement in principal that the remainder of the six year period would not include minimum purchase requirements, although no definitive amendment to the Feeder Supply Agreement has been executed and such change may not be ultimately made. The Company and Samsung have been attempting to resolve the disputes described above and are negotiating the terms under which Samsung will continue to supply tape feeders to the Company. The Company disputes Samsung's claims of non-compliance with the Feeder Supply Agreement and believes it has adequate defenses to such claims.

A disruption of the supply of component tape feeders, whether through a termination of the Feeder Supply Agreement or otherwise, could adversely affect the ability of the Company to meet its customers' needs and therefore, could adversely affect the Company's revenues and earnings. If Samsung were to stop supplying the Company with component tape feeders, the Company has the right under the Feeder Supply Agreement to resume manufacturing feeders itself or use alternative suppliers. The Company believes it has sufficient access to alternative sources of component tape feeders to meet its needs should any disruption in supply from Samsung occur, although there can be no assurance that such alternate sources will be available or will be sufficient to meet the Company's requirements.

In April 2000, Samsung delivered a Request for Arbitration and Statement of Claim (the "Request for Arbitration") to the Company with respect to a dispute regarding a proposed September 1997 joint development with Samsung of a high speed, high volume SMT assembler, designated as the QSA-60 (the "Development Agreement"). The Request for Arbitration arises out of the parties' previously disclosed disagreements with respect to several issues relating to the Development Agreement, including the parties' respective obligations relating to development funding of the QSA-60 and any future distribution of the developed product. In June 2000 the Company answered the Request for Arbitration and made counterclaims against Samsung for substantial damages arising out of Samsung's breach of the Development Agreement. Each of the parties had previously asserted that the other had breached its obligations under the Development Agreement and, in late November 1999 and in early January 2000, Samsung had made claims of substantial damages and had threatened litigation with respect thereto, as disclosed in the Company's report on Form 10-K for its 1999 fiscal year.

The Company believes it has meritorious defenses and counterclaims and intends to vigorously defend itself during the arbitration; therefore, no provision for this matter has been recorded to date, although no assurance of an outcome favorable to the Company, either on its defenses, or its counterclaims, can be made. The Request for Arbitration does not involve any current or previously distributed Company products. The Company currently maintains other business arrangements with Samsung that are not affected by this action.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In conjunction with the sale of substantially all of the assets and business of its U.K. subsidiary, SMTech, to Speedline Technologies, Inc. ("Speedline") in October 1998, the Company entered into a supply agreement dated September 30, 1998 with Speedline for the purchase and resale of the former SMTech line of screen printers (the "Printer Supply Agreement"). The terms of the Printer Supply Agreement include minimum purchase requirements for one specific printer, the AVX 500, and fixed pricing for all products, subject to periodic renegotiations by the parties.

Within the first six months after commencement of the Printer Supply Agreement, Speedline adjusted its selling prices on the Speedline equivalent of the AVX 500 to its customers to levels approximately equal to the fixed pricing to be paid for the AVX 500 by the Company under the Printer Supply Agreement. This action forced the Company to lower its selling prices of the AVX 500 to levels that resulted in marginal income and occasional losses to the Company in order to compete with Speedline. As a result, during the first supply term ending November 1999, the Company purchased only 17 units of the minimum purchase requirement of 40 units.

Approximately 7% of the Company's net sales in the first nine months of fiscal year 2000 and 10% of the Company's fiscal year 1999 net sales were attributable to sales of screen printers. Consequently, a disruption of the supply of screen printers from Speedline could adversely affect the ability of the Company to meet its customers' needs and could adversely affect the sale of the Company's other products. The Company has been negotiating a resolution of the dispute with Speedline and believes that an agreement satisfactory to the Company can be reached, although there can be no assurance of such resolution. If Speedline were to stop supplying the Company with screen printers, the Company has the right to use alternative suppliers. The Company believes that there are other suitable screen printer products that can be obtained from other screen printer manufacturers.

Market and Other Risks

The Company's primary development and manufacturing activities are located in the United States. Sales of its products into international markets make the Company vulnerable to such factors as foreign currency exchange rates or weak economic conditions in such markets. Quad's operating results are exposed to changes in exchange rates especially between the U.S. Dollar and the U.K. Pound Sterling, the Euro and to a lesser extent, other currencies in Western Europe, South America and Asia-Pacific. To a certain extent, foreign currency exchange rate movements affect the Company's competitive position, as exchange rate changes may influence business practices and/or pricing strategies of non-U.S. based competitors. In addition, transactions between the U.S. parent company and its international subsidiaries, which are generally denominated in U.S. dollars, are subject to gains or losses in the consolidated financial statements. The Company does not typically hedge these transactions but attempts to limit exposure to these situations by timely settlement of the U.S. dollar liabilities in the subsidiary locations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Forward-Looking Statements

The discussions above regarding the Company's expectations of future sales and bookings, gross margins, operating expenses, success of a distribution arrangement with Mirae for the Meridian Series of products, the outcome of the Arbitration, Year 2000 compliance and sufficiency of working capital needs include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Among the more meaningful factors that may affect the realization of such expectations are variations in the level of bookings, which can be affected by general economic conditions and growth rates for the SMT and APT industries and the intensity of competition, marketplace acceptance of and response to the Meridian Series as currently offered or as enhanced in the future (as evidenced by levels of sales, margins, or both), product development delays or performance problems from the Meridian Series, failure to comply with the requirements of the Loan and Security Agreement, as amended, the exact findings or rulings yet to be rendered by an independent arbitrator, product development delays or performance problems or difficulties in penetrating the APT market, difficulties or delays in software functionality and performance, the timing of future software releases, failure to respond adequately either to changes in technology or to customer preferences, foreign exchange rate fluctuations, risks of nonpayment of accounts receivable or changes in forecasted costs, including unexpected required additional engineering costs.


ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk.

Disclosure about market risk is contained under "Market and Other Risks" in Item 2 above.

                           Part II. Other Information



Item 6.  Exhibits and Reports on Form 8-K.

     (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

          10.1 1993 Stock Option Plan, as amended (incorporated by reference to exhibit 4.1 to post-effective amendment No. 1 to the Company's registration statement on Form S-8 (Registration No. 333-04755) filed on June 30, 2000).

          10.2 Amendment No. 1, dated July 1, 2000, to the Secured Line of Credit Agreement dated January 7, 2000 between the Company and Congress Financial Corporation.

          27    Financial Data Schedule for Quarter Ended June 30, 2000.


     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the period covered by this report.

                               Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        QUAD SYSTEMS CORPORATION



Date: August 8, 2000                    By: /s/ Anthony R. Drury
                                            --------------------------------
                                            Anthony R. Drury
                                            Senior Vice President,
                                            Finance and Chief Financial Officer